Form 10-Q
period 1994-05-20
GENOVESE DRUG STORES INC
filed 1994-06-20
CIK 40970

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 20, 1994

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from--------to---------

Commission file number  1-7623
                        ------

                          GENOVESE DRUG STORES, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                               11-1556812
- - - - - -------------------------------             --------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification No.)

                  80 Marcus Drive, Melville, New York, 11747
             ---------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (516) 420-1900
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              CLASS                      OUTSTANDING AT MAY 20, 1994
- - - - - ----------------------------------       ---------------------------
COMMON STOCK:
Class A, par value $1.00 per share                 4,426,412
Class B, par value $1.00 per share                 4,724,421

                           GENOVESE DRUG STORES, INC.

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Condensed Balance Sheets - May 20, 1994
         (Unaudited) and January 28, 1994                                    2

         Condensed Statements of Income - Sixteen Weeks
         Ended May 20, 1994 and May 21, 1993
         (Unaudited)                                                         3

         Condensed Statements of Cash Flows -
         Sixteen Weeks Ended May 20, 1994
         and May 21, 1993  (Unaudited)                                       4

         Notes to Unaudited Condensed Financial Statements                   5

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 6


PART II.  OTHER INFORMATION AND SIGNATURES                                   7-8

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                        May 20,                January 28,
                                                                                        1994                       1994
                                                                                    -----------                -----------
                                                                                     (Unaudited)                     (Note)
                                                                Assets
                                                                ------
Current Assets:
     Cash                                                                              $  4,440                   $  1,012
     Receivables, net                                                                    12,592                     14,761
     Merchandise inventory                                                               83,411                     80,679
     Prepaid expenses and other                                                           2,954                      3,155
                                                                                       --------                   --------

           Total Current Assets                                                         103,397                     99,607
                                                                                       --------                   --------

Property and Equipment, net                                                              56,832                     52,584
                                                                                       --------                   --------

Deferred Charges and Other Assets                                                         3,238                      3,253
                                                                                       --------                   --------

           Total Assets                                                                $163,467                   $155,444
                                                                                       ========                   ========

                                                 Liabilities and Stockholders' Equity
                                                 ------------------------------------

Current Liabilities:
     Accounts payable, accrued expenses and other                                      $ 46,497                    $52,235
     Current portion of long-term debt                                                      777                        777
     Notes payable to banks                                                              15,000                      2,300
                                                                                       --------                   --------

           Total Current Liabilities                                                     62,274                     55,312
                                                                                       --------                   --------

Long-Term Liabilities                                                                    36,008                     36,247
                                                                                       --------                   --------

Deferred Income Taxes Payable                                                             6,405                      6,405
                                                                                       --------                   --------

Stockholders' Equity:
     Common stock - $1.00 par value, 24,000,000
     shares authorized, 9,177,393 shares and
     9,169,557 shares issued at May 20, 1994
     and January 28, 1994, respectively                                                   9,177                      9,170
     Capital in excess of par value                                                      36,427                     36,341
     Retained earnings                                                                   13,435                     12,285
                                                                                       --------                   --------
                                                                                         59,039                     57,796
     Less:  Common stock in treasury at cost -
     26,560 shares at May 20, 1994 and 33,546
     January 28, 1994                                                                       259                        316
                                                                                       --------                   --------

           Total Stockholders' Equity                                                    58,780                     57,480
                                                                                       --------                   --------

           Total Liabilities and Stockholders'
             Equity                                                                    $163,467                   $155,444
                                                                                       ========                   ========

Note: The balance sheet at January 28, 1994 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                  Sixteen Weeks Ended
                                            --------------------------------

                                             May 20,               May 21,
                                               1994                  1993
                                            ----------            ----------
Sales                                       $  159,456            $  142,642
                                            ----------            ----------

Cost and Expenses:
  Cost of merchandise sold                     112,962               101,029
  Selling, general and
     administrative expenses                    42,783                38,467
                                            ----------            ----------
                                               155,745               139,496
                                            ----------            ----------

Operating Profit                                 3,711                 3,146
Interest Expense                                   624                   452
                                            ----------            ----------

Income Before Income Taxes                       3,087                 2,694
Income Taxes                                     1,389                 1,212
                                            ----------            ----------

Net Income                                  $    1,698            $    1,482
                                            ==========            ==========

Net Income Per Common Share (a)             $      .19            $      .16
                                            ==========            ==========


Average Number of Common Shares
  Outstanding (a)                            9,138,000             9,129,000
                                             =========             =========

Cash Dividends Paid Per Common
  Share (a)                                  $     .06             $     .05
                                             =========             =========

(a) Adjusted, where appropriate, to retroactively reflect the effect of a 10 percent stock dividend distributed on January 4, 1994.

See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                     Sixteen Weeks Ended
                                                               ---------------------------------
                                                                 May 20,               May 21,
                                                                   1994                 1993
                                                               -----------           -----------
Cash Flows From Operating Activities:
  Net income                                                     $ 1,698               $ 1,482
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
     activities:
     Depreciation and amortization                                 2,509                 2,151
     Provision for other noncash expenses-net                         20                    80
     Changes in certain assets and liabilities:
       Receivables                                                 2,169                 1,235
       Merchandise inventory                                      (2,732)               (4,597)
       Prepaid expenses and other                                    201                   709
       Deferred charges and other assets                            (174)                 (402)
       Accounts payable, accrued expenses
         and other                                                (5,738)               (3,911)
                                                                 -------               -------
Net cash used for operating activities                            (2,047)               (3,253)
                                                                 -------               -------

Cash Flows From Investing Activities:
  Purchase of property and equipment                              (6,568)               (3,427)
                                                                 -------               -------
Net cash used for investing activities                            (6,568)               (3,427)
                                                                 -------               -------

Cash Flows From Financing Activities:
  Net increase in notes payable to banks                          12,700                 5,000
  Long-term liabilities:
    Proceeds                                                         ---                 2,500
    Repayments                                                      (239)                 (239)
  Payment of cash dividends                                         (548)                 (498)
  Treasury stock contributed to the Employee
    Stock Ownership Plan                                             130                   ---
                                                                 -------               -------

Net cash provided by financing activities                         12,043                 6,763
                                                                 -------               -------

Net Increase in Cash                                               3,428                    83
Cash at Beginning of Period                                        1,012                   692
                                                                 -------               -------

Cash at End of Period                                            $ 4,440               $   775
                                                                 =======               =======

Supplemental Disclosure:
  Interest paid                                                  $   590               $   530
  Income taxes paid                                              $ 3,273               $ 2,721

See the accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES,INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended January 28, 1994.

2. The results of operations for the sixteen weeks ended May 20, 1994 and May 21, 1993 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At May 20, 1994 and January 28, 1994, inventories would have been greater by $21,491,000 and $20,391,000, respectively, if they had been valued at replacement costs.

4. On June 13, 1994, the Company's Board of Directors declared a cash dividend of $.06 per common share payable on July 7, 1994 to holders of record as of June 30, 1994.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FOR THE SIXTEEN WEEKS ENDED MAY 20, 1994

Sales increased by 11.8% for the first quarter. On a comparable store basis (stores opened more than one year), sales increased by 7.4%. The sales contribution of the eight stores opened in the past fifteen months in addition to the seasoned stores sales growth were the main components of the sales increase.

Cost of merchandise sold, expressed as a percentage of sales, was consistent at 70.8% for the first quarter in both years. Gross margins on pharmacy sales continued to erode due to the continued upward trend in third party plan prescriptions which are yielding lower gross margins due to reduced third party reimbursement rates. However, the gross margins on all other sales were higher and able to offset the decline in the pharmacy gross margins.

Selling, general and administrative expenses were 26.8% of sales for the quarter versus 27.0% last year. A decrease in store salaries, as a percentage of sales, was the main component of the lower expense to sales ratio realized this year.

Interest expense was $624,000 versus $452,000 in the prior year. This increase was due to higher levels of borrowings and higher interest rates experienced in this year's quarter.

Net income increased 14.6% to $1,698,000 or $.19 per share versus $1,482,000 or $.16 per share for the first quarter. The increase in earnings was mainly attributable to increased sales at the same gross margin as well as a lower expense to sales ratio somewhat offset by higher interest costs.


FINANCIAL CONDITION

Cash used for operating activities decreased to $2.0 million for the sixteen weeks ended May 20, 1994 versus $3.3 in the comparable period last year. The registrant made capital expenditures of $6.6 million for the sixteen weeks ended May 20, 1994 versus $3.4 million last year.

Working capital levels decreased to $41.1 million at May 20, 1994 compared to $44.3 million at January 28, 1994. The current ratio at May 20, 1994 was 1.7 to 1.0 compared to 1.8 to 1.0 at January 28, 1994.

The registrant maintains revolving term loan agreements as well as short-term lines of credit with two banks which allow for aggregate borrowings of $50.0 million. As of May 20, 1994 the registrant had $5.0 million in unused credit lines.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(11) Statement re:  computation of net income per common share.

There were no reports on Form 8-K filed during the sixteen weeks ended May 20, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENOVESE DRUG STORES, INC.
                                      --------------------------
                                               (Registrant)


Date     6/17/94                By:   /s/    Jerome Stengel
    --------------------              --------------------------
                                              Jerome Stengel
                                      (Vice President & Treasurer)
                                      (Principal Financial Officer)

                               EXHIBIT INDEX
                               -------------

Exhibit                                                         Page
  No.                        Description                         No.
- - - - - -------                      -----------                        ----

  11            Statement re: computation of net income          8
                per common share.