Form 10-Q
period 1994-08-12
GENOVESE DRUG STORES INC
filed 1994-09-20
CIK 40970

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 12, 1994

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________to_________

Commission file number  1-7623
                       --------

                           GENOVESE DRUG STORES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                               11-1556812
- - -------------------------------            --------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                   80 Marcus Drive, Melville, New York, 11747
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 420-1900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  X     No
   -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              CLASS                         OUTSTANDING AT AUGUST 12, 1994
- - ----------------------------------          ------------------------------

COMMON STOCK:
Class A, par value $1.00 per share                        4,406,412
Class B, par value $1.00 per share                        4,724,421

                           GENOVESE DRUG STORES, INC.

                                     INDEX


                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

          Condensed Balance Sheets - August 12, 1994
          (Unaudited) and January 28, 1994                                 2

          Condensed Statements of Income - Twelve and
          Twenty-Eight Weeks Ended August 12, 1994 and
          August 13, 1993 (Unaudited)                                      3

          Condensed Statements of Cash Flows -
          Twenty-Eight Weeks Ended August 12, 1994
          and August 13, 1994  (Unaudited)                                 4

          Notes to Unaudited Condensed Financial Statements                5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6


PART II.  OTHER INFORMATION AND SIGNATURES                                 7-8

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                     August 12,            January 28,
                                                                                        1994                   1994
                                                                                     ----------            ----------
                                                                                     (Unaudited)              (Note)
                                                   Assets
                                                   ------
Current Assets:
    Cash                                                                             $  1,100                $  1,012
    Receivables, net                                                                   12,110                  14,761
    Merchandise inventory                                                              84,772                  80,679
    Prepaid expenses and other                                                          2,678                   3,155
                                                                                     --------                --------

         Total Current Assets                                                         100,660                  99,607
                                                                                     --------                --------

Property and Equipment, net                                                            60,226                  52,584
                                                                                     --------                --------

Deferred Charges and Other Assets                                                       3,443                   3,253
                                                                                     --------                --------

         Total Assets                                                                $164,329                $155,444
                                                                                     ========                ========

                                      Liabilities and Stockholders' Equity
                                      ------------------------------------

Current Liabilities:
    Accounts payable, accrued expenses and other                                     $ 47,486                $ 52,235
    Current portion of long-term debt                                                     777                     777
    Notes payable to banks                                                             14,400                   2,300
                                                                                     --------                --------

         Total Current Liabilities                                                     62,663                  55,312
                                                                                     --------                --------

Long-Term Liabilities                                                                  35,829                  36,247
                                                                                     --------                --------

Deferred Income Taxes Payable                                                           6,406                   6,405
                                                                                     --------                --------

Stockholders' Equity:
    Common stock - $1.00 par value, 24,000,000
    shares authorized, 9,177,393 shares and
    9,169,557 shares issued at August 12, 1994
    and January 28, 1994, respectively                                                  9,177                   9,170
    Capital in excess of par value                                                     36,427                  36,341
    Retained earnings                                                                  14,324                  12,285
                                                                                     --------                --------
                                                                                       59,928                  57,796
    Less:  Common stock in treasury at cost -
    46,560 shares at August 12, 1994 and 33,546
    at January 28, 1994                                                                   497                     316
                                                                                     --------                --------

         Total Stockholders' Equity                                                    59,431                  57,480
                                                                                     --------                --------

         Total Liabilities and Stockholders'
            Equity                                                                   $164,329                $155,444
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

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                               Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                           ---------------------------      -----------------------------
                                           August 12,       August 13,      August 12,        August 13,
                                              1994             1993            1994              1993
                                           ----------       ----------      -----------       ----------

Sales                                      $  125,381       $  111,433       $  284,837       $  254,075
                                           ----------       ----------       ----------       ----------

Cost and Expenses:
  Cost of merchandise sold                     88,484           78,399          201,446          179,428
  Selling, general and
     administrative expenses                   33,737           30,162           76,520           68,629
                                           ----------       ----------       ----------       ----------
                                              122,221          108,561          277,966          248,057
                                           ----------       ----------       ----------       ----------

Operating Profit                                3,160            2,872            6,871            6,018
Interest Expense                                  545              360            1,169              812
                                           ----------       ----------       ----------       ----------

Income Before Income Taxes                      2,615            2,512            5,702            5,206
Income Taxes                                    1,177            1,130            2,566            2,342
                                           ----------       ----------       ----------       ----------

Net Income                                 $    1,438       $    1,382       $    3,136       $    2,864
                                           ==========       ==========       ==========       ==========

Net Income Per Common Share (a)            $      .16       $      .15       $      .34       $      .31
                                           ==========       ==========       ==========       ==========


Average Number of Common Shares
  Outstanding (a)                           9,144,000        9,133,000        9,141,000        9,131,000
                                           ==========       ==========       ==========       ==========

Cash Dividends Paid Per Common
  Share (a)                                $      .06       $      .05       $      .12       $      .11
                                           ==========       ==========       ==========       ==========

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

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)

                                                                          Twenty-Eight Weeks Ended
                                                                         ---------------------------
                                                                            August 12,    August 13,
                                                                              1994          1993
                                                                           -----------   ----------
Cash Flows From Operating Activities:
  Net income                                                                  $ 3,136      $ 2,864
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
      activities:
      Depreciation and amortization                                             4,390        3,709
      Provision for other noncash expenses-net                                     21           80
      Changes in certain assets and liabilities:
         Receivables                                                            2,651        1,110
         Merchandise inventory                                                 (4,093)      (6,365)
         Prepaid expenses and other                                               477        1,398
         Deferred charges and other assets                                       (535)        (468)
         Accounts payable, accrued expenses
           and other                                                           (4,749)      (1,866)
                                                                              -------      -------
Net cash provided by (used for) operating activities                           (1,838)         462
                                                                              -------      -------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                          (11,690)      (6,185)
  Disposal of property equipment                                                    3           14
                                                                              -------      -------
Net cash used for investing activities                                        (11,687)      (6,171)
                                                                              -------      -------

Cash Flows From Financing Activities:
  Net increase in notes payable to banks                                       12,100       10,000
  Long-term liabilities:
    Proceeds                                                                      ---        2,500
    Repayments                                                                   (418)        (419)
  Payment of cash dividends                                                    (1,097)        (996)
  Treasury stock contributed to the Employee
    Stock Ownership Plan                                                          130         ---
  Treasury Stock Purchased                                                       (238)        ---
                                                                              -------      -------

Net cash provided by financing activities                                      10,477       11,085
                                                                              -------      -------

Net Increase in Cash                                                               88        5,376
Cash at Beginning of Period                                                     1,012          692
                                                                              -------      -------

Cash at End of Period                                                         $ 1,100      $ 6,068
                                                                              =======      =======

Supplemental Disclosure:
    Interest paid                                                             $ 1,159      $   911
    Income taxes paid                                                         $ 3,473      $ 3,056

See the accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

2. The results of operations for the twelve and twenty-eight weeks ended August 12, 1994 and August 13, 1993 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At August 12, 1994 and January 28, 1994, inventories would have been greater by $22,191,000 and $20,391,000, respectively, if they had been valued at replacement costs.

4. On September 8, 1994, the Company's Board of Directors declared a cash dividend of $.06 per common share payable on October 5, 1994 to holders of record as of September 26, 1994.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



FOR THE TWELVE AND TWENTY-EIGHT WEEKS ENDED AUGUST 12, 1994

Sales increased by 12.5% for the second quarter and 12.1% for the first half. On a comparable store basis (stores opened more than one year), sales increased by 7.1% for the quarter and 7.2% for the half. The sales contribution of the eleven stores opened in the past fifteen months in addition to the seasoned stores sales growth were the main components of the sales increase.

Cost of merchandise sold, expressed as a percentage of sales, increased to 70.6% for the second quarter versus 70.4% last year. The results for the first half followed the same trend with the cost of merchandise sold at 70.7% versus 70.6% last year. Gross margins on pharmacy sales continued to erode due to the continued upward trend in third party plan prescriptions which are yielding lower gross margins due to reduced third party reimbursement rates.

Selling, general and administrative expenses were 26.9% of sales for the quarter versus 27.1% last year. The first half reflected the same trend with these expenses at 26.9% of sales versus 27.0%. A decrease in store salaries, as a percentage of sales, was the main component of the lower expense to sales ratio realized this year.

Interest expense was $545,000 versus $360,000 for the second quarter and $1,169,000 versus $812,000 for the first half. This increase was due to higher levels of borrowings and higher interest rates experienced in this year's quarter and first half.

Net income increased 4.1% to $1,438,000 or $.16 per share versus $1,382,000 or $.15 per share for the second quarter and increased 9.5% to $3,136,000 or $.34 per share versus $2,864,000 or $.31 per share for the first half. The increase in earnings was mainly attributable to increased sales at the same gross margin as well as a lower expense to sales ratio somewhat offset by higher interest costs.


FINANCIAL CONDITION

Cash used for operating activities was $1.8 million for the twenty-eight weeks ended August 12, 1994 versus cash provided by of $0.5 million in the comparable period last year. The registrant made capital expenditures of $11.7 million for the twenty-eight weeks ended August 12, 1994 versus $6.2 million last year.

Working capital levels decreased to $38.0 million at August 12, 1994   compared
to $44.3 million at January 28, 1994.  The current ratio at August 12, 1994 was
1.6 to 1.0 compared to 1.8 to 1.0 at January 28, 1994.

The registrant maintains revolving term loan agreements as well as short-term lines of credit with two banks which allow for aggregate borrowings of $60.0 million. As of August 12, 1994 the registrant had $15.6 million in unused credit lines.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(11) Statement re:  computation of net income per common share.

There were no reports on Form 8-K filed during the twelve weeks ended August 12, 1994.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GENOVESE DRUG STORES, INC.
                                  --------------------------
                                         (Registrant)



Date     9/19/94            By:   /s/    Jerome Stengel
    -----------------             -----------------------------
                                         Jerome Stengel
                                  (Vice President & Treasurer)
                                  (Principal Financial Officer)

                                EXHIBIT INDEX

Exhibit No.                     Description                          Page No.
- - ----------------------------------------------------------------------------
Ex-11    Statement re: computation of net income per common share
Ex-27    Financial Data Schedule