Form 10-Q
period 1994-11-04
GENOVESE DRUG STORES INC
filed 1994-12-13
CIK 40970

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        November 4, 1994
                              ---------------------------------

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ---------------

Commission file number                 1-7623
                      ------------------------------------------

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

            80 Marcus Drive, Melville, New York, 11747
        --------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (516) 420-1900
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                              NONE
- - ----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              CLASS                   OUTSTANDING AT NOVEMBER  4, 1994
- - ----------------------------------    --------------------------------
COMMON STOCK:
Class A, par value $1.00 per share           4,422,463   Class A shares
Class B, par value $1.00 per share           4,712,313   Class B shares

                           GENOVESE DRUG STORES, INC.

                                     INDEX


                                                                   PAGE
                                                                   ----
PART I.   FINANCIAL INFORMATION

          Condensed Balance Sheets - November 4, 1994
          (Unaudited) and January 28, 1994                           2

          Condensed Statements of Income - Twelve and
          Forty Weeks Ended November 4, 1994 and
          November 5, 1993 (Unaudited)                               3

          Condensed Statements of Cash Flows -
          Forty Weeks Ended November 4, 1994
          and November 5, 1993 (Unaudited)                           4

          Notes to Unaudited Condensed Financial Statements          5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        6


PART II.  OTHER INFORMATION AND SIGNATURES                           7

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                     Assets

                                                   November 4,  January 28,
                                                       1994         1994
                                                   -----------  -----------
                                                   (Unaudited)     (Note)

Current Assets:
    Cash                                            $  1,240     $  1,012
    Receivables, net                                  12,361       14,761
    Merchandise inventory                             99,582       80,679
    Prepaid expenses and other                         4,011        3,155
                                                    --------     --------

         Total Current Assets                        117,194       99,607
                                                    --------     --------

Property and Equipment, net                           62,484       52,584
                                                    --------     --------

Deferred Charges and Other Assets                      3,342        3,253
                                                    --------     --------

         Total Assets                               $183,020     $155,444
                                                    ========     ========

                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable, accrued expenses and other    $ 59,298      $52,235
    Current portion of long-term debt                    777          777
    Notes payable to banks                            20,000        2,300
                                                    --------     --------

         Total Current Liabilities                    80,075       55,312
                                                    --------     --------

Long-Term Liabilities                                 35,649       36,247
                                                    --------     --------

Deferred Income Taxes Payable                          6,405        6,405
                                                    --------     --------

Stockholders' Equity:
    Common stock - $1.00 par value, 24,000,000
    shares authorized, 9,181,336 shares and
    9,169,557 shares issued at November 4, 1994
    and January 28, 1994, respectively                 9,181        9,170
    Capital in excess of par value                    36,449       36,341
    Retained earnings                                 15,758       12,285
                                                    --------     --------
                                                      61,388       57,796
    Less:  Common stock in treasury at cost -
    46,560 shares at November 4, 1994 and
    33,546 at January 28, 1994                           497          316
                                                    --------     --------

         Total Stockholders' Equity                   60,891       57,480
                                                    --------     --------

         Total Liabilities and Stockholders'
            Equity                                  $183,020     $155,444
                                                    ========     ========

Note:   The balance sheet at January 28, 1994 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)



                                            Twelve Weeks Ended            Forty Weeks Ended
                                        --------------------------    -------------------------

                                        November 4,    November 5,    November 4,    November 5,
                                           1994           1993           1994           1993
                                        ----------     ----------     -----------    ----------

Sales                                   $  126,728     $  108,838     $   411,565    $  362,913
                                        ----------     ----------     -----------    ----------

Cost and Expenses:
  Cost of merchandise sold                  87,655         75,139         289,101       254,567
  Selling, general and
     administrative expenses                34,816         29,835         111,336        98,464
                                        ----------     ----------      ----------    ----------
                                           122,471        104,974         400,437       353,031
                                        ----------     ----------      ----------    ----------

Operating Profit                             4,257          3,864          11,128         9,882
Interest Expense                               653            388           1,822         1,200
                                        ----------     ----------      ----------    ----------

Income Before Income Taxes                   3,604          3,476           9,306         8,682
Income Taxes                                 1,622          1,565           4,188         3,907
                                        ----------     ----------      ----------    ----------

Net Income                              $    1,982     $    1,911      $    5,118    $    4,775
                                        ==========     ==========     ===========    ==========

Net Income Per Common Share (a)         $      .22     $      .21      $      .56    $      .52
                                        ==========     ==========     ===========    ==========


Average Number of Common Shares
  Outstanding (a)                        9,131,000      9,134,000      9,138,000      9,132,000
                                         =========      =========      =========      =========

Cash Dividends Paid Per Common
  Share (a)                             $      .06     $      .05      $     .18      $     .16
                                        ==========     ==========      =========      =========

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

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                      Forty Weeks Ended
                                                   ------------------------
                                                   November 4,  November 5,
                                                       1994         1993
                                                   -----------   ----------

Cash Flows From Operating Activities:
  Net income                                          $ 5,118      $ 4,775
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
     activities:
     Depreciation and amortization                      6,247        5,263
     Provision for other noncash expenses-net              20           79
     Changes in certain assets and liabilities:
       Receivables                                      2,400        1,332
       Merchandise inventory                          (18,903)     (14,315)
       Prepaid expenses and other                        (856)       1,046
       Deferred charges and other assets                 (588)        (634)
       Accounts payable, accrued expenses
         and other                                      7,063        5,837
                                                     ---------     --------
Net cash provided by operating activities                 501        3,383
                                                     ---------     --------

Cash Flows From Investing Activities:
  Purchase of property and equipment                  (15,650)      (9,950)
  Disposal of property and equipment                        2           13
                                                      --------     --------

Net cash used for investing activities                (15,648)      (9,937)
                                                      --------     --------

Cash Flows From Financing Activities:
  Net increase in notes payable to banks               17,700        1,400
  Long-term liabilities:
    Proceeds                                             ---         7,500
    Repayments                                           (598)        (598)
  Issuance of common stock under the Employee
    Stock Option and Appreciation Rights Plan              25            2
  Treasury stock contributed to the Employee
    Stock Ownership Plan                                  131         ---
  Treasury stock purchased                               (238)        ---
  Payment of cash dividends                            (1,645)      (1,494)
                                                      --------     --------

Net cash provided by financing activities              15,375        6,810
                                                      --------     --------

Net Increase in Cash                                      228          256
Cash at Beginning of Period                             1,012          692
                                                      --------     --------

Cash at End of Period                                 $ 1,240      $   948
                                                      ========     ========

Supplemental Disclosure:
  Interest paid                                       $ 1,803      $ 1,337
  Income taxes paid                                   $ 3,906      $ 5,660

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

2. The results of operations for the twelve and forty weeks ended November 4, 1994 and November 5, 1993 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At November 4, 1994 and January 28, 1994, inventories would have been greater by $20,991,000 and $20,391,000, respectively, if they had been valued at replacement costs.

4. On December 6, 1994, the Company's Board of Directors declared a 10% stock dividend payable on January 5, 1995 to holders of record as of December 22, 1994. The Board also declared a cash dividend of $.06 per common share payable on January 5, 1995 to holders of record as of December 23, 1994.

                      MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

FOR THE TWELVE AND FORTY WEEKS ENDED NOVEMBER 4, 1994

Sales increased by 16.4% for the third quarter and 13.4% for the forty weeks. On a comparable store basis (stores opened more than one year), sales increased by 9.4% for the quarter and 7.9% for the forty weeks. The sales contribution of the eleven stores opened in the past thirteen months in addition to the seasoned stores sales growth were the main components of the sales increase.

Cost of merchandise sold, expressed as a percentage of sales, increased to 69.2% for the third quarter versus 69.0% last year. The results for the forty weeks followed the same trend with the cost of merchandise sold at 70.2% this year versus 70.1% last year. Gross margins on pharmacy sales continued to erode due to the continued upward trend in third party plan prescriptions which are yielding lower gross margins due to reduced third party reimbursement rates.

Selling, general and administrative expenses were 27.5% of sales for the quarter versus 27.4% last year. The forty weeks for both years reflected a consistent level for these expenses at 27.1% of sales. Increases in wages, rent and depreciation expense for new stores were the main factors in the higher expense ratio.

Interest expense was $653,000 versus $388,000 for the third quarter and $1,822,000 versus $1,200,000 for the forty weeks.
These increases are due to higher levels of borrowings and higher interest rates experienced this year.

Net income was $3,604,000 or $.22 per share versus $3,475,000 or $.21 per share for the third quarter and $9,306,000 or $.56 per share versus $8,682,000 or $.52 per share for the forty weeks. The increase in earnings was mainly attributable to increased sales at a slightly lower gross margin in addition to consistent expense to sales ratios somewhat offset by higher interest costs.

FINANCIAL CONDITION

Cash provided by operating activities was $.5 million for the forty weeks ended November 4, 1994 versus cash provided by of $3.4 in the comparable period last year. The registrant made capital expenditures of $15.7 million for the forty weeks ended November 4, 1994 versus $10.0 million last year.

Working capital levels decreased to $37.1 million at November 4, 1994 compared to $44.3 million at January 28, 1994. The current ratio at November 4, 1994 was 1.5 to 1.0 compared to 1.8 to 1.0 at January 28, 1994.

The Company maintains revolving term loan agreements as well as short-term lines of credit with two banks which allow for aggregate borrowings of $60.0 million. As of November 4, 1994, the Company had $10.0 million in unused credit lines.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(11) Statement re:  computation of net income per common share.

(b) There were no reports on Form 8-K filed for the forty weeks ended November 4, 1994.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENOVESE DRUG STORES, INC.
                                         (Registrant)



Date      12-13-94          By:   /s/    Jerome Stengel
    --------------------          ----------------------------
                                         Jerome Stengel
                                  (Vice President & Treasurer)
                                  (Principal Financial Officer)

                              EXHIBIT INDEX
                              -------------



   Exhibit
     No.            Description
   -------          -----------

     11 Statement re: computation of net income per common share.

     27             Financial Data Schedule