Form 10-K
period 1995-02-03
GENOVESE DRUG STORES INC
filed 1995-05-01
CIK 40970

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [fee required]

For the fiscal year ended February 3, 1995

/ / Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [no fee required]
For the transition period from ___________ to ___________

Commission file number 1-7623
                       ------

                            GENOVESE DRUG STORES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                               11-1556812
- - --------------------------------                  -------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   80 Marcus Drive, Melville, New York                  11747
- - ----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (516) 420-1900

Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                         WHICH REGISTERED
- - ----------------------------------              ------------------------
Class A Common Stock, $1 par value              American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1995 was $67,849,000

The number of shares outstanding of the registrant's two classes of common stock as of March 15, 1995 was: Class A - 4,927,576; Class B - 5,154,044

Documents incorporated by reference: Portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934 are incorporated by reference into Part III.

PART I

Item 1.  Business

General

Genovese Drug Stores, Inc. (the "registrant"), organized in 1924, operates a chain of retail drug and general merchandise stores under the "Genovese" name, which as of February 3, 1995 totalled 107 stores in number. Its primary trading area covers Long Island and parts of New York City. Stores are also located in southeastern New York and in the states of New Jersey and Connecticut. During fiscal 1995, four stores were opened on Long Island, two in Queens and two in Brooklyn. One store was closed in Nassau County and two in Connecticut. As of February 3, 1995 the registrant also operated three "deep discount" drug stores on Long Island. Two of the deep discount stores will be converted to the Genovese super drug store format in fiscal 1996. During fiscal 1995, the registrant embarked on a program of acquiring independent drug stores within its marketing area. As of February 3, 1995, the registrant had purchased the pharmacy files and inventory of seven independent drug stores, in some cases employing the pharmacist owner/managers.

The registrant opened its first arts & crafts store in August 1994. During fiscal 1995, the registrant also established a new division called Prescription Managed Care Services. This division is dedicated to expanding its penetration in the area of prescription managed care services. In addition, the registrant operates a mail order prescription service, one professional photo retail store, a photo processing facility for developing and printing film for its store customers and a division for servicing nursing homes with prescriptions and related medical supplies, which was sold in March 1995.

Operations

These stores, many of which are located in suburban areas, operate primarily on a self-service, cash and carry basis, and as distinguished from the typical neighborhood drug store, service a relatively large trading area and offer a much broader selection of merchandise. The registrant's headquarters is located in Melville, New York.

The registrant operates a distribution center in Bohemia, New York, which is shipping approximately seventy percent of its store requirements. Merchandise is also purchased directly from manufacturers and other suppliers and is drop-shipped directly to each store. The registrant's business, except pharmacy, is seasonal and sales are normally greater during the fourth fiscal quarter of the year than during any of the first three fiscal quarters.

Merchandising

The registrant's stores contain a prescription drug department staffed by registered pharmacists and have a full line of prescription medicine. Besides proprietary drugs, cosmetics and toiletries, the merchandise carried includes housewares, hardware and small appliances, toys, books, paper goods, greeting cards, film, tobacco products and sick room needs. Approximately forty stores offer on-site photofinishing services through the use of a One-Hour Photo Lab.

The merchandising policy of the registrant is to maximize sales volume by offering a broad line of nationally advertised products at relatively low retail prices, in many cases below the manufacturer's suggested retail price.

The registrant also sells private label products in the vitamin and health and beauty aid areas. It is the policy of the registrant to replace or return the purchase price of any item, exclusive of prescription drugs, which proves unsatisfactory to a customer.

The registrant advertises throughout the year to stimulate customer interest, with particular emphasis on seasonal merchandise. Advertising is conducted principally through newspapers, mail, advertising circulars, radio and television.

Trademarks and Service Marks

The Genovese trademark is considered to be of material importance to the business of the registrant. The registrant holds the rights to certain other trademarks and service marks which the registrant also believes in the aggregate to be essential to the conduct of its business in the areas in which its stores are located.

Information as to Industry Segments and Product Lines

Operation of retail drug stores is the registrant's only significant industry segment. During its last five fiscal years, the only class of similar products sold by the registrant which contributed 10% or more to total sales and revenues was prescription drugs, which accounted for approximately the following percentages of total sales:


                                  1995     35.4%
                                  1994     34.4%
                                  1993     33.2%
                                  1992     31.9%
                                  1991     30.0%

Competition

The business of the registrant is highly competitive. The registrant competes with a wide variety of retailers including drug stores, supermarkets, department stores and variety stores. Its competitors range from small independent stores to large regional and national chains, some of which have far greater resources than those of the registrant. The registrant believes that its ability to maintain its competitive position depends upon identifying and obtaining desirable locations for its stores, merchandising its products successfully, pricing its merchandise competitively and providing quality services.

Environmental Control

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effect upon the capital expenditures, earnings and competitive position of the Registrant.

Employees

The registrant has approximately 4,000 full time and part time employees, of whom approximately 3,625 are involved directly in store operations.

Item 2.  Properties


The registrant's corporate headquarters are located in Melville, New York, where it owns a modern one-story brick building containing approximately 78,000 square feet of floor space. Both the registrant's mail-order prescription division and its division which services nursing homes with prescriptions and related medical supplies utilize a portion of this space. In addition, a portion of this space is devoted to the processing of returned merchandise.
The outstanding balance of the mortgage on the Melville building as of February 3, 1995 was $825,000. The registrant owns a distribution center located in Bohemia, New York, which consists of approximately 265,000 square feet. The outstanding balance of the mortgage on the Bohemia building as of February 3, 1995 was $3,598,000. During fiscal 1994, the registrant purchased a building with approximately 7,300 square feet of total floor space in Brooklyn, New York from which it operates a drug store opened in fiscal 1995. The registrant also owns a building in Huntington, New York from which it operates a store with approximately 25,000 square feet of total floor space. The registrant also rents 25,000 square feet of public warehouse space for storing seasonal goods.

The 110 drug stores, the one arts & crafts store and the one professional photo retail store operated by the registrant are located in the following areas:
Suffolk County (33), Nassau County (24), New York City (40), southeastern New York State (4), New Jersey (4) and Connecticut (7). These stores range in selling area from approximately 3,000 square feet to 22,000 square feet, generally averaging about 10,300 square feet of floor space per store. Nearly all are maintained under leases providing for terms which, in general, range from 15 to 20 years, presently expiring at various dates from 1995 through 2015.

The photo processing plant operated by the registrant, which contains approximately 10,000 square feet of space, is located in Glen Cove, New York, and has a lease which expires in 2005.

The fixtures and equipment contained in these operating facilities are owned or leased by the registrant. Registrant considers its facilities to be adequate for its present operations and are in good condition and well maintained.

Item 3.  Legal Proceedings

In the prior three fiscal years the registrant was named as the defendant in seven personal injury cases seeking an aggregate of $349 million in damages as a result of the registrant's sale of products containing contaminated L-Tryptophan products manufactured in Japan by the large multinational pharmaceutical company Showa Denko K.K. ("SDKK") and distributed to the registrant and others in the United States by SDKK's U.S. subsidiary Showa Denko America, Inc. ("SDA"). In December 1992, the registrant executed Indemnification and Guarantee Agreements with SDA and SDKK, respectively, which contain hold harmless provisions satisfactory to the registrant that it has been relieved of liability under these lawsuits. As a result of the foregoing, it is management's opinion that none of these cases will result in a settlement or verdict which will have a material effect on the registrant's financial position or results of operations.

There are various other routine lawsuits and claims pending against the registrant. In the opinion of registrant's management, none of these actions will have a material adverse effect on the financial position or results of operations of the registrant.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of stockholders to report during the fourth quarter of the registrant's fiscal year ended February 3, 1995.


Item 4A. Executive Officers of the Registrant

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

The following table sets forth the name, age, current position and principal occupation and employment during the past five years of the registrant's executive officers.

                                              Positions and offices held
     Name of                      Officer     with the Registrant during
Executive Officer       Age        Since          the past five years
- - -----------------       ---       -------     --------------------------
Leonard Genovese *      60         1961        Chairman of the Board of
                                               Directors and President

Herbert J. Kett         62         1967        Vice Chairman and Director

Allan Patrick           48         1980        Executive Vice President
                                               and Director

Jerome Stengel          58         1973        Vice President and Treasurer
                                               and Chief Financial Officer

Donald W. Gross *       69         1979        Vice President and Secretary

Susan Crickmore         40         1993        Vice President (Prior to June
                                               1993 held the position of Human
                                               Resources Manager at Loral
                                               Microwave--Narda West, a defense
                                               concern.  Prior to that, was
                                               Personnel Director at Payless
                                               Drug Stores Northwest, a large
                                               drug store chain).



*  Leonard Genovese and Donald W. Gross are brothers-in-law.

                                              Positions and offices held
     Name of                      Officer     with the Registrant during
Executive Officer       Age        Since          the past five years
- - -----------------       ---       -------     --------------------------
Thomas Esposito          62        1991        Vice President (Prior to
                                               February 1991 held the
                                               position of Supervising
                                               Pharmacist).

Dominick Lettieri        52         1982       Vice President

Irwin Livon              58         1991       Vice President (Prior to
                                               August 1991 held the position
                                               of Vice President--Director
                                               of General Merchandise
                                               Division at Sweet Life Foods
                                               in Suffield, Connecticut, a
                                               food wholesaler).

Stephen H. Poolner     53         1993         Vice President (Prior to
                                               June 1993 held the position
                                               of Manager, Pharmacy Sales
                                               and Services at The Stop &
                                               Shop Supermarket Co.).

David C. Reynolds      51         1990         Vice President (Prior to
                                               September 1990 held the
                                               positions of General Manager
                                               and Director of Merchandising
                                               of the Photofinishing
                                               Division).

Gene L. Wexler         39         1994         Vice President and General
                                               Counsel (Prior to January 1994
                                               was General Counsel at COS
                                               Computer Systems Inc., a
                                               computer leasing concern.
                                               Prior to that was a
                                               corporate associate at the
                                               law firm of Skadden, Arps,
                                               Slate, Meagher & Flom).

PART II


Item 5.  Market for the Registrant's Common Stock and Related
         Shareholder Matters

The Class A common stock of Genovese Drug Stores, Inc. is traded on the American Stock Exchange (ticker symbol GDX.A). The registrant's Class B common stock is not traded on any market and is restricted with respect to transfer (see Note 5 of the Notes to Financial Statements).

Quarterly cash dividends aggregating $.22 per share and $.20 per share per fiscal year (after restatement for the 10 percent stock dividends distributed in fiscal 1995 and 1994) were paid for both Class A and Class B shares during the years ended February 3, 1995 and January 28, 1994, respectively. The registrant has certain loan agreements which contain covenants effectively restricting the payment of cash dividends (see Note 2 of the Notes to Financial Statements).

High and low stock prices for the last two fiscal years were:



                        Fiscal 1995                  Fiscal 1994
       Fiscal           -----------                  -----------
       Quarter       High          Low             High         Low
       -------       ----          ---             ----         ---
       First       $ 12 5/8      $  9 5/8        $  8 3/8     $  7
       Second        12 1/4        10 1/4           9 1/2        7 7/8
       Third         11 1/2         9 1/4           9 3/8        8
       Fourth        12             9              11 3/4        8 5/8


The common stock prices, where appropriate, have been adjusted to reflect the 10 percent stock dividends distributed in fiscal 1994 and 1995.


                                                                Approximate Number of
                                                                 Record Stockholders
        Title of Class                                         (as of February 3, 1995)
        --------------                                         ------------------------
Common Stock:
Class A, Par Value $1.00 per share, one vote per share                 1,849 *
Class B, Par Value $1.00 per share, ten votes per share                  144


* Since a portion of the Class A Common Stock is held in "street" name or nominee name, the registrant is unable to determine the exact number of beneficial holders.

Item 6.  Selected Financial Data


The following is a summary of operations of Genovese Drug Stores, Inc. for the five years ended February 3, 1995.

                                                                     YEAR ENDED
                              ----------------------------------------------------------------------------------------
                                February 3,       January 28,        January 29,        January 31,        February 1,
                                   1995              1994               1993               1992               1991
                              --------------     ------------       ------------       ------------       ------------
Sales                          $569,975,000      $489,141,000      $463,106,000       $447,159,000       $432,005,000


Net income                     $  9,212,000      $  8,306,000      $  7,261,000       $  6,658,000       $  5,512,000


Net income per common
  share (a) (b)                $        .92      $        .83      $        .73       $        .67       $        .56


Total assets                   $182,778,000      $155,444,000      $130,808,000       $132,166,000       $124,291,000


Working capital                $ 35,839,000      $ 44,295,000      $ 39,190,000       $ 39,221,000       $ 36,051,000



Long-term liabilities          $ 34,314,000      $ 36,247,000      $ 29,134,000       $ 32,433,000       $ 30,406,000



Stockholders' equity           $ 64,508,000      $ 57,480,000      $ 51,205,000       $ 45,599,000       $ 39,935,000



Cash dividends per
 common share (b)              $        .22      $        .20      $        .19       $        .18       $        .16




(a) Stock options granted are not included as their dilutive effect was not material during the periods presented.


(b) Adjusted, where appropriate, to reflect the effect of the 10 percent stock dividends distributed in fiscal 1992, fiscal 1993, fiscal 1994 and fiscal 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The registrant achieved record sales and net income in fiscal 1995. Sales reached record levels for the thirty-second consecutive year. Net income increased 10.9% to $9.2 million or $.92 per share, compared to $8.3 million or $.83 per share in fiscal 1994 and $7.3 million or $.73 in fiscal 1993. The increase in net income for the past two years has resulted from increased sales and stringent cost reduction programs.

Net sales for fiscal 1995 (53 weeks) were $570.0 million, reflecting an increase of 16.5% over 1994 (52 weeks) compared to increases of 5.6% in 1994 and 3.6% in 1993 (52 weeks). Adjusting the current year's sales to a 52 week basis; sales increased 14.3% for fiscal 1995 compared to fiscal 1994. Sales increases resulted primarily from the 53 weeks this year compared to 52 weeks in fiscal 1994 and 1993, from the fourteen stores opened over the past two years and from sales gains from the maturing of existing stores. Based on 52 weeks, sales in comparable stores (those open at the end of the fiscal year and for the entire previous fiscal year) were up 8.8% in 1995, 2.6% in 1994 and .9% in 1993. Non-comparable stores accounted for 6.6% of the total sales gains in 1995, 2.6% in 1994 and 2.7% in 1993.

Prescription sales continued to increase at a higher rate than other sales, due in part to growth in the number of third-party providers the registrant has contracted with as well as price increases. Prescription sales increased 19.9% in 1995, 9.5% in 1994 and 7.6% in 1993. Prescription sales, as a percent of sales, were 35.4% for 1995 compared to 34.4% and 33.2% for 1994 and 1993, respectively.

During fiscal 1995, third party prescription sales were approximately 62% of total prescription sales, as compared with 54% and 48% in 1994 and 1993, respectively. The registrant expects third party prescription activity to continue to increase, which may lead to a decline in gross profit margins, as gross margins on these transactions are typically lower than those on other prescription sales.

Cost of merchandise sold, expressed as a percentage of sales, was 69.9% in 1995 compared to 69.7% in 1994 and 70.3% in 1993. Gross margins were influenced by many variables including sales mix and competition. Prescription margins decreased due to the continued impact of competitive pressures. Reductions in third party provider reimbursement rates had the effect of reducing pharmacy gross profit margins.

The registrant uses the last-in, first-out ("LIFO") method of inventory valuation, which states cost of merchandise sold at the most recent costs. The income related to the calculation of the LIFO reserve included as a reduction in the cost of merchandise sold was $943,000 in fiscal 1995 and $400,000 in 1994. In fiscal 1993, the LIFO charge aggregated $595,000. The favorable change for fiscal 1995 versus 1994 and 1994 versus 1993 is primarily the results of lower effective inflation rates and reduction in acquisition costs in certain lines of merchandise.

Selling, general and administrative expenses were 26.8% of sales in fiscal 1995, 26.9% in 1994 and 26.4% in 1993. The costs directly associated with the opening of fourteen new stores during the past two years caused increases in this ratio. The expense ratio for fiscal 1995 decreased slightly as compared to fiscal 1994 as a result of the registrant's cost controls.

Interest expense increased to $2.6 million for fiscal 1995 versus $1.6 million and $2.0 million in 1994 and 1993, respectively. Higher interest costs were due to the higher debt levels and rising interest rates in 1995 compared with borrowings and interest rates during 1994. On average, debt levels and interest rates were lower during 1994 versus 1993.

The effective tax rate was 44.9% in fiscal 1995 and 45.0% in fiscal 1994 and 1993. The slight decrease in the effective tax rate in fiscal 1995 from 1994 and 1993 was the result of lower state income tax rates.


Liquidity and Capital Resources

Cash provided by operating activities was $17.5 million in fiscal 1995 compared to $8.0 million in fiscal 1994. Cash provided by operating activities was used primarily to fund capital expenditures of $20.6 million, and to pay $2.3 million in cash dividends to stockholders.

The registrant made capital expenditures of $20.6 million in fiscal 1995, $14.5 million in 1994 and $8.5 million in 1993. These expenditures relate primarily to improvements in new and existing store locations, distribution center and headquarters facilities, additions of store equipment and fixtures, installation of new point-of-sale scanning systems and computer systems improvements. The registrant anticipates capital expenditures of approximately $18 million in fiscal 1996 primarily related to its plan to open ten stores and complete major renovations to nine existing stores.

Working capital decreased to $35.8 million at February 3, 1995, an $8.5 million decrease compared to the end of fiscal 1994. The decrease in working capital was primarily the result of additional borrowings made on a short term basis. The current ratio at February 3, 1995 was 1.5 to 1.0 compared to 1.8 to 1.0 at January 28, 1994.

The registrant maintains a revolving term loan agreement as well as short-term lines of credit with two banks which allow for aggregate borrowings of $60.0 million. The registrant had unused lines of credit of $9.8 million and $20.9 million at March 31, 1995 and February 3, 1995, respectively. See Note 2 of Notes to Financial Statements for a further explanation of these agreements.

Based on all of the above, management believes that its operations and capital resources will provide sufficient cash to meet its liquidity needs and to finance planned growth.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in our economy and the registrant continues to seek ways to mitigate its impact. To the extent permitted by competition, the registrant passes increased costs on to its customers by increasing sales prices over time. Sales reported in the registrant's financial statements have increased, in an indeterminable amount, in the last two years due to increases in selling prices and sales volume.

The registrant uses the LIFO method of accounting for its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs.


Item 8.  Financial Statements and Supplementary Data

The response to this Item is submitted in a separate section of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants for the registrant within the twenty-four months prior to the date of the most recent financial statements, nor any disagreement on any matter of accounting principles or practices of financial disclosure.


PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to members of the Board of Directors of the registrant is contained in the Proxy Statement for the Annual Meeting of Shareholders
(the "1995 Proxy Statement") to be held on June 12, 1995, under the heading "Election of Directors", and is incorporated herein by reference. Information regarding the executive officers of the registrant is included as Item 4A of
Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K. The information required by Item 405 of Regulation S-K is incorporated by reference from the 1995 Proxy Statement.


Item 11.  Executive Compensation

The information required by this Item is incorporated by reference from the 1995 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the 1995 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the 1995 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

     (3)  Listing of Exhibits

      3.1     Certificate of Incorporation, as amended (Exhibit 3.1 of Annual
              Report on Form 10-K for the year ended January 31, 1992)
      3.2     By-Laws, as amended (Exhibit 3.2 of Annual Report on Form 10-K for the year ended January 31, 1992)
     10.1     1984 Employee Stock Option and Stock Appreciation Rights Plan
              (filed August 2, 1994 on Form S-8 Registration Statement
              No. 33-54857)
     10.2     1987 Executive Bonus and Stock Plan, as amended through June 13,
              1994.
     10.3     Registrant's Retirement Income Plan, as amended and restated
              effective as of January 1, 1989.
     10.4     Registrant's Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1989.
     10.5     Registrant's Retirement and Savings Plan, effective January 1,
              1994.
     10.6     Split Dollar Insurance Plan between Registrant and Leonard
              Genovese, dated October 13, 1994.
     11       Computation of Net Income Per Common Share
     23       Consents of Independent Auditors


(b) No reports on Form 8-K were filed for the thirteen weeks ended February 3, 1995.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GENOVESE DRUG STORES, INC.
                                                    (Registrant)

Date:  May 1, 1995                        By:    /s/ Jerome Stengel
                                              ---------------------------
                                                     Jerome Stengel
                                              Vice President & Treasurer
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By: /s/ Leonard Genovese                                       April 26, 1995
    -----------------------------------------------         --------------------
    Leonard Genovese, Chairman of the Board                         Date
                      and President
                      (Principal Executive Officer)

By: /s/ Jerome Stengel                                         April 26, 1995
    -----------------------------------------------         --------------------
    Jerome Stengel, Vice President & Treasurer                      Date
                    Chief Financial Officer
                    (Principal Financial Officer)

By: /s/ Edward T. Kelly                                        April 26, 1995
    -----------------------------------------------         --------------------
    Edward T. Kelly, Controller                                     Date
                     (Principal Accounting Officer)

By: /s/ Abraham Allen                                          April 26, 1995
    -----------------------------------------------         --------------------
    Abraham Allen, Director                                         Date

By: /s/ Thomas Cooney                                          April 26, 1995
    -----------------------------------------------         --------------------
    Thomas Cooney, Director                                         Date

By: /s/ Charles Hayward                                        April 26, 1995
    -----------------------------------------------         --------------------
    Charles Hayward, Director                                       Date

By: /s/ Herbert J. Kett                                        April 26, 1995
    -----------------------------------------------         --------------------
    Herbert J. Kett, Director and                                   Date
                     Vice Chairman

By: /s/ William J. McKenna                                     April 26, 1995
    -----------------------------------------------         --------------------
    William J. McKenna, Director                                    Date

By: /s/ Thomas J. Moran                                        April 26, 1995
    -----------------------------------------------         --------------------
    Thomas J. Moran, Director                                       Date

By: /s/ Allan Patrick                                          April 26, 1995
    -----------------------------------------------         --------------------
    Allan Patrick, Director and Executive                           Date
                   Vice President

By: /s/ Frances Wangberg                                       April 26, 1995
    -----------------------------------------------         --------------------
    Frances Wangberg, Director                                      Date

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


GENOVESE DRUG STORES, INC.


TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
INDEPENDENT AUDITORS' REPORT                                                                         1

FINANCIAL STATEMENTS:

    Balance Sheets, February 3, 1995 and
     January 28, 1994                                                                                2

    Statements of Income for the Years Ended
     February 3, 1995, January 28, 1994 and
     January 29, 1993                                                                                3

    Statements of Stockholders' Equity for the Years
     Ended February 3, 1995, January 28, 1994 and
     January 29, 1993                                                                                4

    Statements of Cash Flows for the Years Ended
     February 3, 1995, January 28, 1994 and
     January 29, 1993                                                                                6

    Notes to Financial Statements                                                                    7


INDEPENDENT AUDITORS' REPORT


Genovese Drug Stores, Inc.:

We have audited the accompanying financial statements of Genovese Drug Stores, Inc., listed in the foregoing table of contents. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 3, 1995 and January 28, 1994, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 1995 in conformity with generally accepted accounting principles.





Jericho, New York
March 6, 1995

GENOVESE DRUG STORES, INC.


BALANCE SHEETS
FEBRUARY 3, 1995 AND JANUARY 28, 1994 (DOLLARS IN THOUSANDS)


ASSETS                                                     1995         1994
- - ------                                                     ----         ----
                                               Notes
                                               -----
CURRENT ASSETS:
  Cash                                                  $  2,229     $  1,012
  Receivables                                             13,966       14,761
  Merchandise inventory                                   92,969       80,679
  Prepaid expenses and other                               4,650        3,155
                                                        --------     --------


        Total current assets                             113,814       99,607
                                                        --------     --------


PROPERTY AND EQUIPMENT - at cost:                2
  Land                                                     2,220        2,220
  Buildings                                               14,182       13,195
  Leasehold improvements, furniture,
    fixtures and equipment                               101,102       81,750
                                                        --------     --------

  Total property and equipment                           117,504       97,165
  Less - accumulated depreciation
    and amortization                                      52,503       44,581
                                                        --------     --------

        Property and equipment, net                       65,001       52,584
                                                        --------     --------


DEFERRED CHARGES AND OTHER ASSETS                          3,963        3,253
                                                        --------     --------


TOTAL                                                   $182,778     $155,444
                                                        ========     ========




LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           1995         1994
                                                           ----         ----

                                               Notes
                                               -----
CURRENT LIABILITIES:
  Notes payable to banks                         2      $ 11,100     $  2,300
  Accounts payable - trade                                46,094       40,208
  Accrued expenses                                        13,103        8,526
  Current portion of long-term debt              2           847          777
  Income taxes payable                           3         4,938        2,443
  Deferred income taxes                          3         1,893        1,058
                                                        --------     --------
          Total current liabilities                       77,975       55,312
                                                        --------     --------
LONG-TERM LIABILITIES                            2        34,314       36,247
                                                        --------     --------
DEFERRED INCOME TAXES                            3         5,981        6,405
                                                        --------     --------
COMMITMENTS AND CONTINGENT LIABILITIES           4
STOCKHOLDERS' EQUITY:                            5
  Common stock:
    Class A, entitled to one vote per share,
      12,000,000 shares authorized, 5,013,449
      shares and 4,347,640 shares issued
      for 1995 and 1994, respectively                      5,013        4,348
    Class B, entitled to ten votes per share,
      12,000,000 shares authorized, 5,161,519
      shares and 4,821,917 shares issued for
      1995 and 1994 respectively                           5,161        4,822
  Capital in excess of par value                          45,443       36,341
  Retained earnings                              2         9,885       12,285
                                                        --------     --------
                                                          65,502       57,796

  Less common stock in treasury at cost:
   Class A, 89,347 shares and 30,545 shares
     for 1995 and 1994, respectively                         971          293
   Class B, 3,001 shares for 1995 and 1994                    23           23
                                                        --------     --------
        Total stockholders' equity                        64,508       57,480
                                                        --------     --------


TOTAL                                                   $182,778     $155,444
                                                        ========     ========


See notes to financial statements.

GENOVESE DRUG STORES, INC.


STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 3, 1995, JANUARY 28, 1994 AND
JANUARY 29, 1993
(DOLLARS IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)


                                                     Notes          1995           1994          1993
                                                     -----          ----           ----          ----
SALES                                                            $569,975        $489,141      $463,106
                                                                 --------        --------      --------

COST AND EXPENSES:
  Cost of merchandise sold                                        398,135         340,712       325,645
  Selling, general
    and administrative                                  6         152,493         131,745       122,216
                                                                 --------        --------      --------

                                                                  550,628         472,457       447,861
                                                                 --------        --------      --------

OPERATING PROFIT                                                   19,347          16,684        15,245


INTEREST EXPENSE                                        2           2,635           1,583         2,044
                                                                 --------        --------      --------

INCOME BEFORE INCOME TAXES                                         16,712          15,101        13,201

INCOME TAXES                                            3           7,500           6,795         5,940
                                                                 --------        --------      --------

NET INCOME                                                       $  9,212        $  8,306      $  7,261
                                                                 ========        ========      ========

NET INCOME PER COMMON SHARE                             1            $.92            $.83          $.73
                                                                     ====            ====          ====


See notes to financial statements.

GENOVESE DRUG STORES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 3, 1995, JANUARY 28, 1994 AND JANUARY 29, 1993 (DOLLARS IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)


                                                                                              Common Stock Issued Par     Capital
                                                                                               Value $1.00 Per Share     in Excess
                                                                                              Class A      Class B     of Par Value
                                                                                             ----------   ----------   ------------
BALANCE, JANUARY 31, 1992 (3,328,585 Class A shares and 4,204,321 Class B
  shares issued; and 17,259 Class A and 2,729 Class B shares in treasury)                       $3,329       $4,204      $20,204
Cash dividends, $.24 per common share                                                               -           -             -
Shares issued pursuant to a 10 percent stock dividend (338,503 Class A shares and
  414,252 Class B Shares; 1,045 Class A shares and 272 Class B shares in treasury)                 339          414        6,869
Stock options exercised (3,198 Class A shares)                                                       3          -             (2)
Shares issued pursuant to the Executive Bonus and Stock Plan (17,768 Class A shares)                18          -            116
Treasury stock issued pursuant to the Executive Bonus and Stock Plan (6,799 Class A shares)         -           -             22
Exchange of shares (72,267 Class B shares for 72,267 Class A shares)                                72          (72)         -
Net income                                                                                          -           -            -
                                                                                                ------       ------      -------
BALANCE, JANUARY 29, 1993 (3,760,321 Class A shares and 4,546,306 Class B
  shares issued; and 11,505 Class A shares and 3,001 Class B shares in treasury)                 3,761        4,546       27,209
Cash dividends, $.24 per common share                                                               -            -           -
Shares issued pursuant to a 10 percent stock dividend (391,608 Class A shares and
  438,027 Class B shares)                                                                          392          438        8,919
Stock options exercised (2,968 Class A shares)                                                       3           -             9
Shares issued pursuant to the Executive Bonus and Stock Plan (30,327 Class A shares)                30           -           204
Treasury stock purchased (19,040 Class A shares)                                                    -            -           -
Exchange of shares (162,416 Class B shares for 162,416 Class A shares)                             162         (162)         -
Net income                                                                                          -            -           -
                                                                                                ------       ------      ------
BALANCE, JANUARY 28, 1994 (4,347,640 Class A shares and 4,821,917 Class B
  shares issued; and 30,545 Class A shares and 3,001 Class B shares in treasury)                $4,348       $4,822      $36,341
                                                                                                ======       ======      =======


                                                                                                            Treasury Stock at Cost
                                                                                               Retained     ----------------------
                                                                                               Earnings     Class A        Class B
                                                                                               --------     -------        -------
BALANCE, JANUARY 31, 1992 (3,328,585 Class A shares and 4,204,321 Class B
  shares issued; and 17,259 Class A and 2,729 Class B shares in treasury)                       $18,000      $115           $23
Cash dividends, $.24 per common share                                                            (1,859)      -              -
Shares issued pursuant to a 10 percent stock dividend (338,503 Class A shares and
  414,252 Class B Shares; 1,045 Class A shares and 272 Class B shares in treasury)               (7,622)      -              -
Stock options exercised (3,198 Class A shares)                                                      -         -              -
Shares issued pursuant to the Executive Bonus and Stock Plan (17,768 Class A shares)                -         -              -
Treasury stock issued pursuant to the Executive Bonus and Stock Plan (6,799 Class A shares)         -         (47)           -
Exchange of shares (72,267 Class B shares for 72,267 Class A shares)                                -         -              -
Net income                                                                                        7,261       -

BALANCE, JANUARY 29, 1993 (3,760,321 Class A shares and 4,546,306 Class B
  shares issued; and 11,505 Class A shares and 3,001 Class B shares in treasury)                 15,780        68            23
Cash dividends, $.24 per common share                                                            (2,052)       -              -
Shares issued pursuant to a 10 percent stock dividend (391,608 Class A shares and
  438,027 Class B shares)                                                                        (9,749)       -              -
Stock options exercised (2,968 Class A shares)                                                      -          -              -
Shares issued pursuant to the Executive Bonus and Stock Plan (30,327 Class A shares)                -          -              -
Treasury stock purchased (19,040 Class A shares)                                                    -         225            -
Exchange of shares (162,416 Class B shares for 162,416 Class A shares)                              -          -              -
Net income                                                                                        8,306        -              -
                                                                                                -------
BALANCE, JANUARY 28, 1994 (4,347,640 Class A shares and 4,821,917 Class B
  shares issued; and 30,545 Class A shares and 3,001 Class B shares in treasury)                $12,285      $293           $23
                                                                                                =======      ====           ===



                                                                     (Continued)

GENOVESE DRUG STORES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 3, 1995, JANUARY 28, 1994 AND JANUARY 29, 1993 (DOLLARS IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)


                                                                                       Common Stock Issued Par       Capital
                                                                                        Value $1.00 Per Share        in Excess
                                                                                         Class A      Class B      of Par Value
                                                                                         -------      -------      ------------
BALANCE, JANUARY 28, 1994 (4,347,640 Class A shares and 4,821,917 Class B
  shares issued; and 30,545 Class A shares and 3,001 Class B shares in treasury)          $4,348       $4,822         $36,341
Cash dividends, $.24 per common share                                                        -            -               -
Shares issued pursuant to a 10 percent stock dividend (443,907 Class A shares and
  468,809 Class B shares)                                                                    444          469           8,442
Stock options exercised (51,821 Class A shares)                                               52          -               385
Shares issued pursuant to the Executive Bonus and Stock Plan (39,874 Class A shares)          39          -               243
Treasury stock purchased (68,802 Class A shares)                                              -           -               -
Treasury stock contributed to the Employee Stock Ownership Plan
  (10,000 Class A shares)                                                                     -           -                32
Exchange of shares (130,207 Class B shares for 130,207 Class A shares)                       130         (130)            -
Net income                                                                                    -           -               -
                                                                                          ------       ------         -------


BALANCE, FEBRUARY 3, 1995 (5,013,449 Class A shares and 5,161,519
  Class B shares issued; and 89,347 Class A shares and 3,001 Class B shares
  in treasury)                                                                            $5,013       $5,161         $45,443
                                                                                          ======       ======         =======

                                                                                                          Treasury Stock at Cost
                                                                                           Retained       ----------------------
                                                                                           Earnings       Class A        Class B
                                                                                           --------       -------        -------
BALANCE, JANUARY 28, 1994 (4,347,640 Class A shares and 4,821,917 Class B
  shares issued; and 30,545 Class A shares and 3,001 Class B shares in treasury)           $12,285          $293           $23
Cash dividends, $.24 per common share                                                       (2,257)          -              -
Shares issued pursuant to a 10 percent stock dividend (443,907 Class A shares and
  468,809 Class B shares)                                                                   (9,355)          -              -
Stock options exercised (51,821 Class A shares)                                                -             -              -
Shares issued pursuant to the Executive Bonus and Stock Plan (39,874 Class A shares)           -             -              -
Treasury stock purchased (68,802 Class A shares)                                               -             776            -
Treasury stock contributed to the Employee Stock Ownership Plan
  (10,000 Class A shares)                                                                      -             (98)           -
Exchange of shares (130,207 Class B shares for 130,207 Class A shares)                         -              -             -
Net income                                                                                   9,212            -             -
                                                                                           -------          ----           ---
BALANCE, FEBRUARY 3, 1995 (5,013,449 Class A shares and 5,161,519
  Class B shares issued; and 89,347 Class A shares and 3,001 Class B shares
  in treasury)                                                                             $ 9,885          $971           $23
                                                                                           =======          ====           ===





See notes to financial statements.

GENOVESE DRUG STORES, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 3, 1995, JANUARY 28, 1994 AND
JANUARY 29, 1993
(DOLLARS IN THOUSANDS)

                                                                           1995        1994         1993
                                                                           ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 9,212    $  8,306     $  7,261
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
    Depreciation and amortization                                           8,769       7,263        6,333
    Provision for LIFO inventory valuation                                   (943)       (400)         595
    Provision for other noncash expenses - net                                639        (222)         663
    Changes in certain assets and liabilities:
      Receivables                                                             795      (2,944)        (997)
      Merchandise inventory                                               (11,347)    (12,490)       4,825
      Prepaid expenses and other                                           (1,495)        211         (212)
      Deferred charges and other assets                                    (1,355)     (1,477)        (781)
      Accounts payable - trade                                              5,886       9,818         (505)
      Accrued expenses and other long term liabilities                      4,810        (603)        (727)
      Income taxes payable                                                  2,495         519        1,210
                                                                         --------    --------     --------
         Net cash provided by operating activities                         17,466       7,981       17,665
                                                                         --------    --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (20,585)    (14,510)      (8,455)
  Disposal of property and equipment                                           44          31          104
                                                                         --------    --------     --------
         Net cash used for investing activities                           (20,541)    (14,479)      (8,351)
                                                                         --------    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term notes
    payable to banks                                                        8,800       2,300       (4,100)
  Proceeds - debt agreements                                               19,242      25,000       28,000
  Repayments - debt agreements                                            (21,338)    (18,217)     (31,323)
  Issuance of common stock under the Employee
    Stock Option and Appreciation Rights Plan                                  83          12            1
  Payment of cash dividends                                                (2,257)     (2,052)      (1,859)
  Purchase of treasury stock                                                 (238)       (225)          -
                                                                         --------    --------     --------
          Net cash provided by (used for)
           financing activities                                             4,292       6,818       (9,281)
                                                                         --------    --------     --------
NET INCREASE IN CASH                                                        1,217         320           33

CASH AT BEGINNING OF YEAR                                                   1,012         692          659
                                                                         --------    --------     --------
CASH AT END OF YEAR                                                      $  2,229    $  1,012     $    692
                                                                         ========    ========     ========
SUPPLEMENTAL DATA:
  Interest paid                                                          $  2,608    $  1,668     $  2,076
                                                                         ========    ========     ========
  Income taxes paid                                                      $  4,494    $  6,721     $  3,933
                                                                         ========    ========     ========



See notes to financial statements.

GENOVESE DRUG STORES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 3, 1995, JANUARY 28, 1994 AND
JANUARY 29, 1993
- - --------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       Genovese Drug Stores, Inc. (the "Company") is primarily engaged in the operation of a chain of super drug stores all of which are located in the New York, New Jersey and Connecticut tri-state region. The accounting policies relative to the Company are as follows:

      a. Receivables - A majority of the Company's receivables are due from third-party providers (various insurance companies and governmental agencies). As is industry practice, these receivables are uncollateralized. As of February 3, 1995, approximately 14 percent of receivables are due from one major carrier in connection with a contract negotiated with the Company. The activity in the allowance for doubtful accounts consisted of the following (dollars in thousands):

                                                                  1995           1994           1993
                                                                  ----           ----           ----
                 Balance, beginning of the year                   $340           $334           $355

                 Provision                                          -              25            -

                 Write-offs                                        (41)           (19)           (21)
                                                                  ----           ----           ----
                 Balance, end of the year                         $299           $340           $334
                                                                  ====           ====           ====

      b. Merchandise Inventory - Merchandise inventory is valued at the lower of cost, determined on the last-in, first-out ("lifo") method, or market. If the inventory at February 3, 1995 and January 28, 1994 had been valued at year-end replacement costs, its value would have increased $19,448,000 and $20,391,000, respectively. As a result of liquidations in the lifo reserve, net income increased in fiscal 1995 and 1994 by approximately $520,000 and $220,000, respectively.

      c. Depreciation and Amortization - Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related items, such lives ranging from 3 to 35 years.

      d. Deferred Charges - Deferred charges are being amortized over the useful lives of the related assets, such lives ranging from 5 to 20 years.

      e. Income Taxes - Deferred income taxes result from the recognition of income and expense in different periods for tax return and financial reporting purposes.

      f. Net Income Per Common Share - Net income per common share is based on the average number of shares outstanding during the years, after retroactive restatement for the 10 percent stock dividends distributed in each of fiscal 1995, 1994 and 1993. The weighted average number of shares, as adjusted, used in computing net income per common share was 10,054,000 in 1995, 10,045,000 in 1994 and 10,009,000 in

              1993. The dilutive effect of outstanding common stock options was not material during the periods presented.

       g. Fiscal Year - The fiscal year ended February 3, 1995 is a 53 week year as opposed to fiscal years 1994 and 1993 which are 52 week years. The Company's fiscal year ends on the Friday closest to January 31.

       h. Reclassification - Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.


2.     LONG-TERM LIABILITIES AND NOTES PAYABLE TO BANKS

       Long-term liabilities consist of the following (dollars in thousands):

                                                                                          1995          1994
                                                                                          ----          ----
       Revolving term loan agreements with banks, with interest payable monthly at the banks' prime lending rate or seventy-five basis points over the
         London Interbank Offered Rate (6.19%
         to 9.00% at February 3, 1995).                                                 $28,000        $30,000

       1985 Industrial Development Revenue Bond, payable in equal monthly installments through January 2001, with interest payable at 72% of the prime lending rate (6.48% at
         February 3, 1995).                                                               3,598          4,257

       1982 Industrial Development Revenue Bond, payable in equal monthly installments through August 2002, with interest payable at 65% of the prime lending rate (5.85% at
         February 3, 1995).                                                                 825            943

       Capital leases                                                                       681              -
                                                                                        -------        -------

       Aggregate debt                                                                    33,104         35,200
       Less - current maturities                                                            847            777
                                                                                        -------        -------
       Long-term debt                                                                    32,257         34,423
       Other long-term liabilities                                                        2,057          1,824
                                                                                        -------        -------
       Total long-term liabilities                                                      $34,314        $36,247
                                                                                        =======        =======

       The Company maintains a revolving term loan agreement with two banks under which the banks are committed to lend up to $28,000,000 to the Company. As part of these agreements, the Company pays a commitment fee of .375 percent of the unused portion of the commitment. Borrowings under these agreements will bear interest at the banks' prime lending rate (9.00 percent at February 3, 1995) or seventy-five basis points over the London Interbank Offered Rate.

       On February 5, 1996, the banks' commitment to lend to the Company will be reduced to $26,000,000. This facility expires on September 30, 1996.

       Capital Leases - The obligations relative to capital leases at February 3, 1995 relates to computer equipment and is payable in equal monthly installments through July, 1999.

       In addition, the Company maintains a short-term line of credit with two banks under which the banks will lend up to $32,000,000 to the Company, with interest at the banks' prime lending rate or seventy-five basis points over the London Interbank Offered Rate. As of February 3, 1995, the Company had unused short-term lines of credit of $20,900,000.

       Information on short-term borrowings and interest rates follows (dollars in thousands):

                                                                           1995      1994      1993
                                                                           ----      ----      ----
       Maximum amount outstanding                                         $24,650   $6,450   $24,500
       Average daily short-term borrowings                                $13,848   $1,673   $ 9,031
       Weighted average daily interest rate                                  6.0%     4.4%      5.1%

       The loan agreements contain certain covenants which include (i) the maintenance of certain amounts of working capital and net worth and of certain working capital and net worth ratios and other financial ratios,
       (ii) limitations on capital expenditures, lease commitments, long-term and short-term debt, (iii) certain limitations on the payment of dividends and (iv) restrictions on the sale, transfer or lease of assets and limitations on corporate reorganizations. The Company has received waivers from the debt holders as to noncompliance with certain of the aforementioned covenants.

       The 1985 Industrial Development Revenue Bond is secured by land and building, with an aggregate carrying value of $8,020,000, which were purchased substantially with the bond proceeds. The 1982 Industrial Development Revenue Bond is secured by land, building and equipment, with an aggregate carrying value of $2,864,000, which were purchased substantially with the bond proceeds.

       Other long-term liabilities consist of (i) retirement benefits payable to certain executives, (ii) an accrual for the noncurrent portion of rental payments and (iii) an accrual for insurance.

       Interest expense aggregated approximately $2,635,000, $1,583,000 and $2,044,000 in 1995, 1994 and 1993, respectively.

       The aggregate debt maturities subsequent to February 3, 1995 are as follows (dollars in thousands):

       Fiscal Year                                                  Total
       -----------                                                  -----
          1996                                                     $   847
          1997                                                      28,858
          1998                                                         871
          1999                                                         884
          2000                                                         806
          Thereafter                                                   838
                                                                   -------
          Total                                                    $33,104
                                                                   =======

3.     INCOME TAXES

       The provision (benefit) for income taxes consist of the following (dollars in thousands):


                                                                        1995            1994           1993
                                                                        ----            ----           ----
       Current:
         Federal                                                        $4,723          $4,918         $3,697
         State and local                                                 2,366           2,333          1,425
       Deferred                                                            411            (456)           818
                                                                        ------          ------         ------
       Total                                                            $7,500          $6,795         $5,940
                                                                        ======          ======         ======

       The components of the deferred tax provision (benefit) consist of the following (in thousands):

                                                                       1995           1994           1993
                                                                       ----           ----           ----
       Excess of tax over book depreciation                           $ 172           $ 479          $ 447
       Inventory                                                        794            (982)          (162)
       Accrued expenses not currently deductible                       (612)            (40)           (10)
       Other, net                                                        57              87            543
                                                                      -----           -----          -----

                                                                      $ 411           $(456)         $ 818
                                                                      =====           =====          =====

       The components of the deferred tax liability at February 3, 1995 and January 28, 1994 are as follows (in thousands):


                                                                                    1995           1994
                                                                                    ----           ----
       Excess of tax over book depreciation                                       $ 6,275         $6,103
       Inventory                                                                    2,214          1,420
       Accrued expenses not currently deductible                                   (1,016)          (404)
       Other - net                                                                    401            344
                                                                                  -------         ------

                                                                                  $ 7,874         $7,463
                                                                                  =======         ======

       The Company's effective income tax rate differs from the Federal statutory rate. The reasons for this difference are as follows (dollars in thousands):

                                                      1995                   1994                  1993
                                                ----------------       ----------------       ----------------
                                                Amount       %         Amount       %         Amount       %
                                                ------       -         ------       -         ------       -
       Federal statutory rate                   $5,849      35.0       $5,134      34.0       $4,488      34.0
       Increases due to:
        State and local taxes - net of

         Federal income tax benefits             1,554       9.3        1,480       9.8        1,290       9.8
        Other - net                                 97        .6          181       1.2          162       1.2
                                                ------      ----       ------      ----       ------      ----

           Effective rate                       $7,500      44.9       $6,795      45.0       $5,940      45.0
                                                ======      ====       ======      ====       ======      ====


4.     COMMITMENTS AND CONTINGENT LIABILITIES

       The Company is required to make rental payments under noncancelable operating leases covering retail stores and certain equipment. Substantially all real estate leases include renewal options of five to twenty years and require additional rentals based on a percentage of sales and increases in real estate taxes. Rent expense for retail stores and equipment was $23,377,000 in 1995, $20,435,000 in 1994 and $19,310,000 in 1993. The contingent portion of rent expense amounted to $902,000, $695,000 and $650,000 in 1995, 1994 and 1993, respectively.

       Minimum rental commitments at February 3, 1995 under all noncancelable operating leases are as follows (dollars in thousands):

       Fiscal Year                                                    Total
       -----------                                                    -----
        1996                                                        $ 17,827
        1997                                                          18,398
        1998                                                          18,344
        1999                                                          17,365
        2000                                                          16,264
        2001-2005                                                     63,981
        2006-2010                                                     35,287
        2011-2015                                                     12,908
        2016                                                             145
                                                                    --------
        Total                                                       $200,519
                                                                    ========

       The minimum rental commitments above do not include contingent amounts due of approximately $1,631,000 if the purchasers of stores sold by the Company in fiscal 1986 and 1991 were to default on the lease obligations assumed.

       The Company has been named as a defendant in various claims and lawsuits incidental to the Company's business. Management of the Company, based upon discussions with legal counsel, believes that the ultimate resolution of such claims and lawsuits will not result in any material adverse effect on the Company's financial position or results of operations.

5.     COMMON STOCK

       During fiscal 1993, the stockholders of the Company ratified an amendment to the Company's Certificate of Incorporation which reduced the number of authorized Class A common stock from 20,000,000 shares to 12,000,000 shares and reduced the number of authorized Class B common stock from 30,000,000 shares to 12,000,000 shares. The par value of both classes of common stock is $1.00 per share. The Class A common stock entitles the holders to one vote per share. The Class B common stock entitles the holders to ten votes per share. The Class B common stock is restrictive with respect to transfer. Upon the sale or change in beneficial ownership of a share of Class B common stock, the purchaser or new beneficial owner shall only be entitled to receive Class A common stock, except in certain instances.

       Neither class will have preference over the other with regard to dividends or upon liquidation.

       During fiscal 1995, 1994 and 1993, the Company's Board of Directors declared and effected 10 percent stock dividends. Common share amounts and per common share amounts have been retroactively adjusted to reflect the effect of the above-mentioned 10 percent stock dividends where appropriate.

       As of February 3, 1995, under the Company's 1984 Employee Stock Option and Appreciation Rights Plan (the "Option Plan"), 594,006 shares of Class A common stock were reserved for issuance under options to be granted for periods of up to ten years at an exercise price not less than the fair market value of the shares at the date of grant. The Company makes no charge to income in connection with the Option Plan, but does record the tax benefit of the difference between the option price and the market value at the date of exercise in capital in excess of par value ($100,000, $10,000 and $1,000 in 1995, 1994 and 1993, respectively).

       Additional information regarding the Option Plan follows (amounts have been restated to reflect the 10 percent stock dividends distributed in fiscal 1995, 1994 and 1993):

                                                                                 Number           Exercise
                                                                                of Shares       Price Range
                                                                                ---------       -----------
       Outstanding options for shares of
         Class A common stock-January 31, 1992                                    82,854      $ 4.35 -  $ 7.14
         Granted                                                                 200,183        7.61 -   10.02
         Exercised                                                               (16,609)       4.35 -    6.49
         Canceled and expired                                                     (8,023)       4.35 -    9.11
                                                                                 -------      ----------------
       Outstanding options for shares of
         Class A common stock-January 29, 1993                                   258,405        4.35 -   10.02
         Exercised                                                                (9,735)       4.79 -    6.49
         Canceled and expired                                                    (19,965)       7.61 -    9.11
                                                                                 -------      ----------------
       Outstanding options for shares of
         Class A common stock-January 28, 1994                                   228,705        4.35 -   10.02
         Granted                                                                 137,500       11.82 -   11.93
         Exercised                                                               (52,215)       4.35 -    6.49
         Canceled & expired                                                       (7,260)           11.82
                                                                                 -------      ----------------
       Outstanding options for shares of
         Class A common stock-February 3, 1995                                   306,730      $ 6.49 -  $11.93
                                                                                 =======      ================

       Exercisable at February 3, 1995                                           306,730
                                                                                 =======


6.     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses are comprised of the following for 1995, 1994 and 1993 (in thousands):

                                                                             1995          1994          1993
                                                                             ----          ----          ----
       Store operating expenses                                            $132,635      $113,880      $106,904
       Distribution center expenses                                          11,011         8,074         7,579
       General, administrative and
         other expenses                                                       8,847         9,791         7,733
                                                                           --------      --------      --------

                                                                           $152,493      $131,745      $122,216
                                                                           ========      ========      ========

7.     PENSION PLAN

       In an earlier year, the Company elected to freeze the accumulation of retirement benefits in the Retirement Income Pension Plan (the "Plan") as of December 31, 1988. The adoption of this amendment has resulted in the freezing of the maximum benefits available to employees covered by the Plan as of December 31, 1988.

      Net pension expense for 1995, 1994 and 1993 was $78,000, $69,000 and $24,000, respectively.

      The components of net pension expense for 1995, 1994 and 1993 are summarized as follows (dollars in thousands):

                                             1995        1994        1993
                                            ------      ------      ------
      Interest cost on projected
        benefit obligations                 $  204      $  196      $  171
      Expected return on plan assets         (177)       (180)       (184)
      Other - net                               51          53          37
                                            ------      ------      ------

      Net pension expense                   $   78      $   69      $   24
                                            ======      ======      ======

      The funded status of the plan and the amounts included in the accompanying balance sheets as of February 3, 1995 and January 28, 1994 are as follows (dollars in thousands):

                                                     1995            1994
                                                   --------        --------
      Assets and obligation:
      Actuarial present value of the
        projected benefit obligation -
      Vested employees                             $ (2,491)       $ (2,754)
                                                   --------        --------

      Projected benefit obligations                  (2,491)         (2,754)

      Plan assets at fair value                       2,125           2,213
      Items not yet recognized in earnings:
      Unrecognized net obligations at
        transition date, net of
        accumulated amortization of
        $867 and $828 in 1995
        and 1994, respectively                          359             398
      Unrecognized net loss
        subsequent to transition date                   428             519
                                                   --------       ---------
      Prepaid pension expense included in
        the accompanying balance sheets            $    421       $     376
                                                   ========       =========

      Plan assets are invested primarily in bank pooled equity funds, bank fixed income funds, the Company's Class A common stock and a money market account.

      Significant assumptions used in determining net periodic pension expense and related prepaid pension expense were as follows:

                                                          1995    1994    1993
                                                          ----    ----    ----
      Discount rate                                       8.7%    7.5%    9.0%
      Rate of compensation increase                        -       -       -
      Expected long-term rate of return on assets         8.0%    7.5%    9.0%

      Unrecognized net obligations at transition date are being amortized over
      33.57 years and unrecognized gains and losses subsequent to transition date are being amortized over 17 years.


8.    EMPLOYEE STOCK OWNERSHIP PLAN

      The Company has an Employee Stock Ownership Plan (the "ESOP"), a defined contribution plan, for the benefit of all employees meeting certain minimum service requirements. Contributions to the ESOP are determined annually and are made at the discretion of the Company's Board of Directors. The ESOP's investments consists primarily of Class A common stock of the Company. The Company provided for a contribution of $130,000 in 1995, $200,000 in 1994 and $199,000 in 1993. At February 3,
      1995, the ESOP held approximately 329,000 shares of the Company's Class A common stock.


9.    INCENTIVE COMPENSATION PLAN

      The 1987 Executive Bonus and Stock Plan (the "Executive Plan") allows the Compensation Committee of the Board of Directors of the Company to grant to certain executives of the Company awards based upon the achievement of certain targeted performance levels. Fifty percent of such awards shall be paid in cash and the balance shall be paid in Class A common stock of the Company over a five year period at the rate of twenty percent per year, assuming the continued employment of such executives. The Company has reserved 241,577 shares of Class A common stock to be awarded under the Executive Plan. In 1995, the Company awarded $378,000 in cash and 36,997 shares of Class A common stock of which $378,000 in cash and 7,399 shares of Class A common stock (20 percent of the total award) were issuable at February 3, 1995. The remaining 29,598 shares of Class A common stock will be issuable in four equal installments over the next four years. As of February 3, 1995, 25,863 shares of Class A common stock from the fiscal 1994 award will be issuable in three equal installments to certain executives over the next three years, 15,326 shares of Class A common stock from the fiscal 1993 award will be issuable in equal installments to certain executives in the next two years and 7,883 shares of Class A common stock from fiscal 1992 award will be issuable in the next year. The Company records the compensation expense related to the 29,598, 25,863, 15,326 and 7,883 undistributed shares of Class A common stock as such shares are vested in by the executives.


10.   RETIREMENT AND SAVINGS PLAN

      During fiscal 1991, the Company adopted the Genovese Retirement and Savings Plan (the "Savings Plan"), a contributory savings plan under
      Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. The Company's contribution under the Savings Plan, which amounts to 50 percent of the employees' contribution up to a maximum of two percent of the employees' compensation, was $352,000 in 1995, $343,000 in 1994 and $286,000 in
      1993.


11.   UNAUDITED QUARTERLY FINANCIAL DATA

      Summarized quarterly financial data for the years ended February 3, 1995 and January 28,

      1994 follows (dollars in thousands, except per common share amounts):


                        Sixteen Weeks   Twelve Weeks   Twelve Weeks    Thirteen Weeks    Fiscal Year
                            Ended          Ended          Ended            Ended            Ended
                           May 20,       August 12,     November 4,      February 3,     February 3,
                            1994            1994           1994             1995            1995
                        -------------   ------------    -----------    --------------    -----------

      Sales               $159,456        $125,381       $126,728         $158,410         $569,975
                          ========        ========       ========         ========         ========

      Gross Profit        $ 46,494        $ 36,897       $ 39,073         $ 49,376         $171,840
                          ========        ========       ========         ========         ========

      Net Income          $  1,698        $  1,438       $  1,982         $  4,094         $  9,212
                          ========        ========       ========         ========         ========

      Net Income
        Per Common
        Share (a)             $.17            $.14           $.20             $.41             $.92
                              ====            ====           ====             ====             ====


                       Sixteen Weeks    Twelve Weeks    Twelve Weeks    Twelve Weeks    Fiscal Year
                           Ended           Ended           Ended           Ended           Ended
                          May 21,        August 13,     November 5,      January 28,    January 28,
                           1993             1993           1993             1994           1994
                       -------------    ------------    ------------    ------------    -----------
      Sales              $142,642         $111,433        $108,838        $126,228        $489,141
                         ========         ========        ========        ========        ========

      Gross Profit         41,613         $ 33,034        $ 33,699        $ 40,083        $148,429
                         ========         ========        ========        ========        ========

      Net Income         $  1,482         $  1,382        $  1,911        $  3,531        $  8,306
                         ========         ========        ========        ========        ========

      Net Income
        Per Common
        Share (a)            $.15             $.14            $.19            $.35            $.83
                             ====             ====            ====            ====            ====


(a) Adjusted, where appropriate, to reflect the effect of the 10 percent stock dividends distributed in both fiscal 1995 and 1994.


12.   SUBSEQUENT EVENT

      On March 3, 1995, the Company sold the assets of its Genrex Nursing Home Pharmacy division to a third party for gross proceeds of approximately $3,700,000 subject to certain provisions for reduction of the purchase price based upon the future performance of the sold division.

                               Index to Exhibits


 3.1     Certificate of Incorporation , as amended (Exhibit 3.1
         of Annual Report on Form 10-K for the year ended
         January 31, 1992) . . . . . . . . . . . . . . . . . . . . . . . . . . **

 3.2     By-Laws, as amended (Exhibit 3.2 of Annual Report on Form
         10-K for the year ended January 31, 1992) . . . . . . . . . . . . . . **

10.1     1984 Employee Stock Option and Stock Appreciation Rights Plan
         (filed August 2, 1994 on Form S-8 Registration Statement
         No. 33-54857) . . . . . . . . . . . . . . . . . . . . . . . . . . . . **

10.2     1987 Executive Bonus and Stock Plan, as amended through June
         13, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.3     Registrant's Retirement Income Plan, as amended and restated
         effective as of January 1, 1989 . . . . . . . . . . . . . . . . . . .

10.4     Registrant's Employee Stock Ownership Plan and Trust, as
         amended and restated effective as of January 1, 1989. . . . . . . . .

10.5     Registrant's Retirement and Savings Plan, effective
         January 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.6     Split Dollar Insurance Plan between Registrant and Leonard
         Genovese, dated October 13, 1994. . . . . . . . . . . . . . . . . . .

11       Computation of Net Income Per Common Share. . . . . . . . . . . . . .

23       Consents of Independent Auditors. . . . . . . . . . . . . . . . . . .

27       Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . .


                 **Previously filed