Form 10-Q
period 1995-05-26
GENOVESE DRUG STORES INC
filed 1995-07-07
CIK 40970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  May 26, 1995
                               ------------------------------------------------

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                              --------  ---------

Commission file number  1-7623
                      ----------

                           GENOVESE DRUG STORES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        11-1556812
- -------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                   80 Marcus Drive, Melville, New York, 11747
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 420-1900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              CLASS                           OUTSTANDING AT MAY 26, 1995
- ----------------------------------            ---------------------------
COMMON STOCK:
Class A, par value $1.00 per share                     4,942,471
Class B, par value $1.00 per share                     5,133,673

                           GENOVESE DRUG STORES, INC.

                                     INDEX

                                                                          PAGE
PART I.   FINANCIAL INFORMATION                                           ----
          Condensed Balance Sheets - May 26, 1995
          (Unaudited) and February 3, 1995                                 2

          Condensed Statements of Income - Sixteen Weeks
          Ended May 26, 1995 and May 20, 1994
          (Unaudited)                                                      3

          Condensed Statements of Cash Flows -
          Sixteen Weeks Ended May 26, 1995
          and May 20, 1994  (Unaudited)                                    4

          Notes to Unaudited Condensed Financial Statements                5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6-7


PART II.  OTHER INFORMATION AND SIGNATURES                                 8


Exhibit 11 - Statement Re:  Computation of Net Income
             Per Common Share                                              9

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                May 26,     February 3,
                                                                 1995          1995
                                                              -----------   -----------
                                                              (Unaudited)
                                        Assets
Current Assets:
       Cash                                                    $  1,360      $  2,229
       Receivables, net                                          12,256        13,966
       Merchandise inventory                                     89,943        92,969
       Prepaid expenses and other                                 4,298         4,650
                                                               --------      --------

              Total Current Assets                              107,857       113,814
                                                               --------      --------
Property and Equipment, net                                      67,075        65,001
                                                               --------      --------

Deferred Charges and Other Assets                                 4,088         3,963
                                                               --------      --------

              Total Assets                                     $179,020      $182,778
                                                               ========      ========


                         Liabilities and Stockholders' Equity

Current Liabilities:
       Accounts payable, accrued expenses and other            $ 49,749      $ 66,028
       Current portion of long-term debt                            847           847
       Notes payable to banks                                    24,850        11,100
                                                               --------      --------

              Total Current Liabilities                          75,446        77,975
                                                               --------     ---------

Long-Term Liabilities                                            32,103        34,314
                                                               --------      --------

Deferred Income Taxes Payable                                     5,981         5,981
                                                               --------      --------

Stockholders' Equity:
       Common stock - $1.00 par value, 24,000,000
       shares authorized, 10,181,367 shares and
       10,174,968 shares issued at May 26, 1995
       and February 3, 1995, respectively                        10,181        10,174
       Capital in excess of par value                            45,511        45,443
       Retained earnings                                         10,823         9,885
                                                               --------      --------
                                                                 66,515        65,502
       Less:  Common stock in treasury at cost -
       105,223 shares at May 26, 1995 and 92,348
       February 3, 1995                                           1,025           994
                                                               --------      --------

              Total Stockholders' Equity                         65,490        64,508
                                                               --------      --------

              Total Liabilities and Stockholders'
                 Equity                                        $179,020      $182,778
                                                               ========      ========


See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                               Sixteen Weeks Ended
                                           ---------------------------

                                              May 26,        May 20,
                                               1995           1994
                                           -----------     -----------
Sales                                      $   178,983     $   159,456
                                           -----------     -----------

Cost and Expenses:
  Cost of merchandise sold                     128,239         112,962
  Selling, general and
    administrative expenses                     48,153          42,783
                                           -----------     -----------
                                               176,392         155,745
                                           -----------     -----------

Operating Profit                                 2,591           3,711
Gain on sale of the
  nursing home division                          1,300           --
Interest Expense, net                           (1,085)           (624)
                                           -----------     -----------

Income Before Income Taxes                       2,806           3,087
Income Taxes                                     1,263           1,389
                                           -----------     -----------

Net Income                                 $     1,543     $     1,698
                                           ===========     ===========

Net Income Per Common Share (a)            $       .15     $       .17
                                           ===========     ===========

Average Number of Common Shares
  Outstanding (a)                           10,084,000      10,052,000
                                           ===========     ===========

Cash Dividends Paid Per Common
  Share (a)                                $       .06     $       .05
                                           ===========     ===========

(a) Adjusted, where appropriate, to retroactively reflect the effect of a 10 percent stock dividend distributed on January 5, 1995.


See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                           Sixteen Weeks Ended
                                                                         -----------------------

                                                                          May 26,        May 20,
                                                                           1995           1994
                                                                         --------        -------
Cash Flows From Operating Activities:
  Net income                                                             $  1,543        $ 1,698
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
      activities:
      Depreciation and amortization                                         2,813          2,509
      Provision for LIFO inventory valuation                                1,100          1,100
      Gain on the sale of the nursing home
        division                                                           (1,300)          --
      Provision for other noncash expenses-net                                317            150
      Changes in certain assets and liabilities:
        Receivables                                                         1,142          2,169
        Merchandise inventory                                               1,541         (3,832)
        Prepaid expenses and other                                            324            201
        Deferred charges and other assets                                    (348)          (174)
        Accounts payable, accrued expenses
          and other                                                       (16,279)        (5,738)
                                                                         --------        -------
Net cash used for operating activities                                     (9,147)        (1,917)
                                                                         --------        -------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                       (5,169)        (6,568)
  Proceeds from the sale of the nursing home division                       2,719           --
                                                                         --------        -------

Net cash used for investing activities                                     (2,450)        (6,568)
                                                                         --------        -------

Cash Flows From Financing Activities:
  Net increase in debt                                                     11,750         12,700
  Repayments of long term liabilities                                        (211)          (239)
  Treasury stock purchased                                                   (206)          --
  Payment of cash dividends                                                  (605)          (548)
                                                                         --------        -------

Net cash provided by financing activities                                  10,728         11,913
                                                                         --------        -------

Net Increase (Decrease) in Cash                                              (869)         3,428
Cash at Beginning of Period                                                 2,229          1,012
                                                                         --------        -------

Cash at End of Period                                                    $  1,360        $ 4,440
                                                                         ========        =======

Supplemental Disclosure:
  Interest paid                                                          $  1,150        $   590
  Income taxes paid                                                      $  3,753        $ 3,273


See the accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. The condensed balance sheet as of May 26, 1995, the condensed statements of income for the sixteen week periods ended May 26, 1995 and May 20, 1994 and the condensed statements of cash flows for the sixteen week periods ended May 26, 1995 and May 20, 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X by the Company, without audit. The balance sheet as of February 3, 1995 was derived from the audited balance sheet included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at May 26, 1995 and for the periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1995.

2. The results of operations for the sixteen weeks ended May 26, 1995 and May 20, 1994 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At May 26, 1995 and February 3, 1995, inventories would have been greater by $20,548,000 and $19,448,000, respectively, if they had been valued at replacement costs.

4. On June 12, 1995, the Company's Board of Directors declared a cash dividend of $.06 per common share payable on July 6, 1995 to holders of record as of June 29, 1995.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FOR THE SIXTEEN WEEKS ENDED MAY 26, 1995

Sales increased by 12.2% for the first quarter. On a comparable store basis (stores opened more than one year), sales increased by 7.8%. The sales contribution of the twelve stores opened in the past fifteen months in addition to the seasoned stores sales growth were the main components of the sales increase.

Cost of merchandise sold, expressed as a percentage of sales, increased to 71.6% for the first quarter versus 70.8% last year. Gross margins were effected by many variables. The most significant factor causing the decrease in gross margins was the decrease in prescription margins caused by reductions in third party reimbursement rates.

Selling, general and administrative expenses increased primarily due to costs associated with the opening of new stores. As a percentage of sales, selling and general and administrative expenses remained relatively constant at 26.9% for the quarter versus 26.8% last year.

Interest expense was $1,085,000 versus $624,000 in the prior year. This increase was due to higher levels of borrowings and higher interest rates experienced in this year's quarter.

Net income decreased 9.1% to $1,543,000 or $.15 per share versus $1,698,000 or $.17 per share for the first quarter. Net income for the current quarter includes $715,000, or $.07 per common share, from a one-time gain on the sale of the registrant's nursing home division. Without the one-time gain, net income was $828,000 or $.08 per common share, a decrease of 51.2% from the prior year's first quarter results. The decrease in earnings was mainly attributable to reduced margins in the pharmacy department, expenses incurred in connection with the opening of 12 new stores in the last 15 months, the added cost of converting certain stores to 24 hour operations and higher interest expense.


FINANCIAL CONDITION

The Company's operating, investing and financing activities for the sixteen weeks ended May 26, 1995 utilized net cash of $869,000 as follows:

- -      Operating activities utilized $9,147,000 primarily due to the reduction of accounts payable and other current liability balances which was particularly offset by reductions in the merchandise inventory and accounts receivable balances.

- -      Investing activities utilized $2,450,000 due to purchases of property and equipment offset by proceeds from the sale of the nursing home division.

- -      Financing activities provided $10,728,000 from additional short-term borrowings partially offset by the repayment of long-term debt, the purchase of treasury stock and the payment of cash dividends.

Working capital at May 26, 1995 was $32.4 million. The working capital ratio was 1.4 to 1.0 at May 26, 1995 versus of 1.5 to 1.0 at February 3, 1995.

The Company maintains revolving term loan agreements as well as short-term lines of credit with two banks which allow for aggregate borrowings of $60.0 million. As of May 26, 1995 the registrant had $9.2 million in unused credit lines and was negotiating with the banks to increase such credit facility to allow for aggregate borrowings of $70.0 million.

The Company anticipates that its working capital needs for the remainder of fiscal 1996 will be satisfied through operating results and, as necessary, through borrowings under the credit facility.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(11) Statement re:  computation of net income per common share.

There were no reports on Form 8-K filed during the sixteen weeks ended May 26, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GENOVESE DRUG STORES, INC.
                                               --------------------------
                                                     (Registrant)



Date   July 7, 1995                       By:   /s/   Jerome Stengel
    ---------------------                      -----------------------------
                                                      Jerome Stengel
                                               (Vice President & Treasurer)
                                               (Principal Financial Officer)