Form 10-Q
period 1995-08-18
GENOVESE DRUG STORES INC
filed 1995-10-02
CIK 40970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       August 18, 1995
                               ---------------------------

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission file number   1-7623
                        --------

                           GENOVESE DRUG STORES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               11-1556812
      -------------------------------          -----------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

                   80 Marcus Drive, Melville, New York, 11747
     ----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 420-1900
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              CLASS                       OUTSTANDING AT AUGUST 18, 1995
----------------------------------        ------------------------------
COMMON STOCK:
Class A, par value $1.00 per share                   4,953,540
Class B, par value $1.00 per share                   5,123,673

                           GENOVESE DRUG STORES, INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION
          Condensed Balance Sheets - August 18, 1995
          (Unaudited) and February 3, 1995                                 2

          Condensed Statements of Income - Twelve and
          Twenty-Eight Weeks Ended August 18, 1995 and
          August 12, 1994 (Unaudited)                                      3

          Condensed Statements of Cash Flows -
          Twenty-Eight Weeks Ended August 18, 1995
          and August 12, 1994  (Unaudited)                                 4

          Notes to Unaudited Condensed Financial Statements                5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6-7


PART II.  OTHER INFORMATION AND SIGNATURES                                 8


Exhibit 11 - Statement Re:  Computation of Net Income
             Per Common Share                                              9

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                            August 18,       February 3,
                                                                               1995              1995
                                                                           -----------       -----------
                                                                           (Unaudited)
                                              Assets
Current Assets:
    Cash                                                                      $  1,300          $  2,229
    Receivables, net                                                            12,030            13,966
    Merchandise inventory                                                       90,968            92,969
    Prepaid expenses and other                                                   2,772             4,650
                                                                              --------          --------

   Total Current Assets                                                        107,070           113,814
                                                                              --------          --------

Property and equipment, net                                                     67,591            65,001
                                                                              --------          --------

Deferred charges and other assets                                                4,976             3,963
                                                                              --------          --------

         Total Assets                                                         $179,637          $182,778
                                                                              ========          ========

                                  Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable, accrued expenses and other                              $ 54,711          $ 66,028
    Current portion of long-term debt                                              847               847
    Notes payable to banks                                                      18,350            11,100
                                                                              --------          --------

         Total Current Liabilities                                              73,908            77,975
                                                                              --------          --------

Long-term liabilities                                                           33,692            34,314
                                                                              --------          --------

Deferred income taxes payable                                                    5,981             5,981
                                                                              --------          --------

Stockholders' Equity:
    Common stock - $1.00 par value, 32,000,000
    shares authorized, 10,184,295 shares and
    10,174,968 shares issued at August 18, 1995
    and February 3, 1995, respectively                                          10,184            10,174
    Capital in excess of par value                                              45,529            45,443
    Retained earnings                                                           11,492             9,885
                                                                              --------          --------
                                                                                67,205            65,502
    Less:  Common stock in treasury at cost -
    107,082 shares at August 18, 1995 and 92,348
    at February 3, 1995                                                          1,149               994
                                                                              --------          --------

         Total Stockholders' Equity                                             66,056            64,508
                                                                              --------          --------

         Total Liabilities and Stockholders'
            Equity                                                            $179,637          $182,778
                                                                              ========          ========

See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                                Twelve Weeks Ended              Twenty-Eight Weeks Ended
                                                           --------------------------           ------------------------
                                                           August 18,      August 12,           August 18,    August 12,
                                                             1995            1994                 1995          1994
                                                           ----------      ----------           ----------    ----------
Sales                                                     $   138,266     $   125,381          $   317,249   $   284,837
                                                          -----------     -----------          -----------   -----------

Cost and expenses:
  Cost of merchandise sold                                     98,369          88,484              226,608       201,446
  Selling, general and
    administrative expenses                                    36,643          33,737               84,796        76,520
                                                          -----------     -----------          -----------   -----------
                                                              135,012         122,221              311,404       277,966
                                                          -----------     -----------          -----------   -----------

Operating profit                                                3,254           3,160                5,845         6,871
Gain on sale of the
  nursing home division                                           ---             ---                1,300           ---
Interest expense, net                                            (940)           (545)              (2,025)       (1,169)
                                                          -----------     -----------          -----------   -----------

Income before income taxes                                      2,314           2,615                5,120         5,702
Income taxes                                                    1,041           1,177                2,304         2,566
                                                          -----------     -----------          -----------   -----------

Net income                                                $     1,273     $     1,438          $     2,816   $     3,136
                                                          ===========     ===========          ===========   ===========

Net income per common share (a)                           $       .13     $       .14          $       .28   $       .31
                                                          ===========     ===========          ===========   ===========


Average number of common shares
  outstanding (a)                                          10,077,000      10,058,000           10,076,000    10,055,000
                                                          ===========     ===========          ===========   ===========

Cash dividends paid per common
  share (a)                                               $       .06     $       .05          $       .12   $       .11
                                                          ===========     ===========          ===========   ===========


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

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)



                                                                  Twenty-Eight Weeks Ended
                                                                 --------------------------
                                                                  August 18,     August 12,
                                                                     1995          1994
                                                                 -----------     ----------
Cash Flows From Operating Activities:
  Net income                                                        $  2,816       $  3,136
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
     activities:
     Depreciation and amortization                                     4,924          4,390
     Provision for LIFO inventory valuation                            1,800          1,800
     Gain on the sale of the nursing home
        division                                                      (1,300)           ---
     Provision for other noncash expenses-net                            214            151
     Changes in certain assets and liabilities:
       Receivables                                                     1,368          2,651
       Merchandise inventory                                            (184)        (5,893)
       Prepaid expenses and other                                      1,850            477
       Deferred charges and other assets                              (1,381)          (535)
       Accounts payable, accrued expenses
         and other                                                   (11,317)        (4,749)
                                                                    --------       --------

Net cash (used for) provided by operating
    activities                                                        (1,210)         1,428
                                                                    --------       --------
Cash Flows From Investing Activities:
  Purchase of property and equipment, net                             (7,651)       (11,687)
  Proceeds from the sale of the nursing
     home division                                                     2,719            ---
                                                                    --------       --------

Net cash used for investing activities                                (4,932)       (11,687)
                                                                    --------       --------

Cash Flows From Financing Activities:
  Net increase in debt                                                 7,250         12,100
  Repayments of long term liabilities                                   (622)          (418)
  Treasury stock purchased                                              (227)          (238)
  Payment of cash dividends                                           (1,209)        (1,097)
  Issuance of common stock under the Employee
     Stock Option and Rights Appreciation Plan                            21            ---
                                                                    --------       --------

Net cash provided by financing activities                              5,213         10,347
                                                                    --------       --------

Net Increase (Decrease) in Cash                                         (929)            88
Cash at beginning of period                                            2,229          1,012
                                                                    --------       --------

Cash at end of period                                               $  1,300       $  1,100
                                                                    ========       ========

Supplemental Disclosure:
  Interest paid                                                     $  2,113       $  1,159
  Income taxes paid                                                 $  3,791       $  3,473

See the accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. The condensed balance sheet as of August 18, 1995, the condensed statements of income for the twelve and twenty-eight week periods ended August 18, 1995 and August 12, 1994 and the condensed statements of cash flows for the twenty-eight week periods ended August 18, 1995 and August 12, 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X by the Company, without audit. The condensed balance sheet as of February 3, 1995 was derived from the audited balance sheet included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at August 18, 1995 and for the periods presented have been made.

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

       Certain amounts in the August 12, 1994 financial statements have been reclassified to conform with the August 18, 1995 presentation.

2. The results of operations for the twelve and twenty-eight weeks ended August 18, 1995 and August 12, 1994 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At August 18, 1995 and February 3, 1995, inventories would have been greater by $21,248,000 and $19,448,000, respectively, if they had been valued at replacement costs.

4. On September 7, 1995 the Company's Board of Directors declared a cash dividend of $.06 per common share payable on October 10, 1995 to holders of record as of September 27, 1995.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

FOR THE TWELVE AND TWENTY-EIGHT WEEKS ENDED AUGUST 18, 1995

Sales increased by 10.3% for the second quarter and 11.4% for the first half. On a comparable store basis (stores opened more than one year), sales increased by 5.9% for the quarter and 7.0% for the half. The sales contribution of the stores opened during fiscal 1996 and 1995 in addition to the continued maturation of stores were the main components of the sales increase.

Cost of merchandise sold, expressed as a percentage of sales, increased to 71.1% for the second quarter versus 70.6% last year. The results for the first half followed the same trend with the cost of merchandise sold at 71.4% versus 70.7% last year. The primary cause for the reduction in gross margin is the continued downward trend in third party reimbursement rates which was partially offset by higher gross profit rates achieved on non-pharmacy merchandise.

Selling, general and administrative expenses were 26.5% of sales for the quarter versus 26.9% last year. The first half reflected the same trend with these expenses at 26.7% of sales versus 26.9%. These reductions are primarily the result of stringent controls over expenditures.

Interest expense was $940,000 versus $545,000 for the second quarter and $2,025,000 versus $1,169,000 for the first half. This increase was due to higher levels of borrowings and higher interest rates experienced in this year's quarter and first half.

Net income decreased 11.5% to $1,273,000 or $.13 per share versus
$1,438,000 or $.14 per share for the second quarter and decreased 10.2% to $2,816,000 or $.28 per share versus $3,136,000 or $.31 per share for the first half. The decrease in earnings was mainly attributable to reduced margins in the pharmacy department, expenses incurred in connection with the opening of new stores, the added cost of converting certain stores to 24 hour operations and higher interest expense.

FINANCIAL CONDITION

The Company's operating, investing and financing activities for the twenty-eight weeks ended August 18, 1995 utilized net cash of $929,000 as follows:

- Operating activities utilized $1,210,000 primarily due to the reduction of accounts payable and other current liability balances which was partially offset by a reduction in accounts receivable.

- Investing activities utilized $4,932,000 due to purchases of property and equipment offset by proceeds from the sale of the nursing home division.

- Financing activities provided $5,213,000 primarily from short-term borrowings partially offset by the repayment of long-term debt, the purchase of treasury stock and the payment of cash dividends.

Working capital at August 18, 1995 was $33.2 million. The working capital ratio was 1.45 to 1.0 at August 18, 1995 versus of 1.46 to 1.0 at February 3, 1995.

The Company maintains revolving term loan agreements as well as short-term lines of credit with two banks which allow for aggregate borrowings of $60.0 million. As of August 18, 1995 the registrant had $13.7 million in unused credit lines and was negotiating with the banks to increase such credit facility to allow for aggregate borrowings of $70.0 million.

The Company anticipates that its working capital needs for the remainder of fiscal 1996 will be satisfied through operating results and, as necessary, through borrowings under the credit facility.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following exhibit is included herein:

(11) Statement re:  computation of net income per common share.

There were no reports on Form 8-K filed during the twelve week period ended August 18, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GENOVESE DRUG STORES, INC.
                                                  --------------------------
                                                         (Registrant)

Date: October 2, 1995                         By:  /s/    Jerome Stengel
      ---------------------------                  -----------------------------
                                                          Jerome Stengel
                                                  (Vice President & Treasurer)
                                                  (Principal Financial Officer)

                                EXHIBIT INDEX
                                -------------



Exhibit Index                    Description
-------------                    ------------

   Ex-11            Statement re:  computation of net income per common share.

   Ex-27            Financial Data Schedule