Form 10-Q
period 1995-11-10
GENOVESE DRUG STORES INC
filed 1995-12-22
CIK 40970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        November 10, 1995

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number                 1-7623

                           GENOVESE DRUG STORES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                               11-1556812
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                   80 Marcus Drive, Melville, New York, 11747
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 420-1900
              (Registrant's telephone number, including area code)

                                      NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              CLASS                OUTSTANDING AT NOVEMBER 10, 1995

COMMON STOCK:
Class A, par value $1.00 per share             4,954,040   Class A shares
Class B, par value $1.00 per share             5,123,173   Class B shares

                           GENOVESE DRUG STORES, INC.

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

          Condensed Balance Sheets - November 10, 1995
          (Unaudited) and February 3, 1995                                2

          Condensed Statements of Income - Twelve and
          Forty Weeks Ended November 10, 1995 and
          November 4, 1994 (Unaudited)                                    3

          Condensed Statements of Cash Flows -
          Forty Weeks Ended November 10, 1995
          and November 4, 1994 (Unaudited)                                4

          Notes to Unaudited Condensed Financial Statements               5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6-7

PART II.  OTHER INFORMATION AND SIGNATURES                                8

Exhibit 11  Statement Re:  Computation of Net Income
            Per Common Share                                              9

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                     Assets

                                                                             November 10,  February 3,
                                                                                1995          1995
                                                                             ------------  -----------
                                                                              (Unaudited)    (Note 1)
Current Assets:
       Cash                                                                    $  1,550     $  2,229
       Receivables, net                                                          14,445       13,966
       Merchandise inventory                                                    106,980       92,969
       Prepaid expenses and other                                                 2,821        4,650
                                                                               --------     --------
     Total Current Assets                                                       125,796      113,814
                                                                               --------     --------
Property and Equipment, net                                                      69,757       65,001
                                                                               --------     --------
Deferred Charges and Other Assets                                                 5,035        3,963
                                                                               --------     --------
         Total Assets                                                          $200,588     $182,778
                                                                               ========     ========

                      Liabilities and Stockholders' Equity

Current Liabilities:

       Accounts payable, accrued expenses and other                            $ 66,451     $ 66,028
       Current portion of long-term debt                                            847          847
       Notes payable to banks                                                    26,550       11,100
                                                                               --------     --------
         Total Current Liabilities                                               93,848       77,975
                                                                               --------     --------
Long-Term Liabilities                                                            33,520       34,314
                                                                               --------     --------
Deferred Income Taxes Payable                                                     5,981        5,981
                                                                               --------     --------
Stockholders' Equity:
    Common stock - $1.00 par value, 32,000,000
    shares authorized, 10,184,295 shares and
    10,174,968 shares issued at November 10, 1995
    and February 3, 1995, respectively                                           10,184       10,174
    Capital in excess of par value                                               45,529       45,443
    Retained earnings                                                            12,675        9,885
                                                                               --------     --------
                                                                                 68,388       65,502

    Less:  Common stock in treasury at cost -
    107,082 shares at November 10, 1995 and
    92,348 at February 3, 1995                                                    1,149          994
                                                                               --------     --------
         Total Stockholders' Equity                                              67,239       64,508
                                                                               --------     --------
         Total Liabilities and Stockholders'
            Equity                                                             $200,588     $182,778
                                                                               ========     ========



      See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                              Twelve Weeks Ended                      Forty Weeks Ended
                                       --------------------------------        --------------------------------
                                        November 10,        November 4,        November 10,         November 4,
                                            1995               1994                1995                1994
                                       ------------        ------------        ------------        ------------
Sales                                  $    137,719        $    126,728        $    454,968        $    411,565
                                       ------------        ------------        ------------        ------------
Cost and Expenses:
  Cost of merchandise sold                   95,744              87,655             322,352             289,101
  Selling, general and
         administrative expenses             37,932              34,816             122,728             111,336
                                       ------------        ------------        ------------        ------------
                                            133,676             122,471             445,080             400,437
                                       ------------        ------------        ------------        ------------

Operating Profit                              4,043               4,257               9,888              11,128
Gain on the sale of the
  nursing home division                        --                  --                 1,300                --
Interest Expense                               (793)               (653)             (2,818)             (1,822)
                                       ------------        ------------        ------------        ------------

Income Before Income Taxes                    3,250               3,604               8,370               9,306
Income Taxes                                  1,462               1,622               3,766               4,188
                                       ------------        ------------        ------------        ------------

Net Income                             $      1,788        $      1,982        $      4,604        $      5,118
                                       ============        ============        ============        ============

Net Income Per Common Share (a)        $        .18        $        .20        $        .46        $        .51
                                       ============        ============        ============        ============

Average Number of Common Shares
  Outstanding (a)                        10,077,000          10,044,000          10,076,000          10,052,000
                                       ============        ============        ============        ============
Cash Dividends Paid Per Common
  Share (a)                            $        .06        $        .05        $        .18        $        .16
                                       ============        ============        ============        ============


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

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         Forty Weeks Ended
                                                      ------------------------
                                                     November 10,    November 4,
                                                        1995            1994
                                                      --------        --------
Cash Flows From Operating Activities:
  Net income                                          $  4,604        $  5,118
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
     activities:
     Depreciation and amortization                       6,889           6,247
     Provision for LIFO inventory valuation              1,100             600
     Gain on the sale of the nursing home
      division                                          (1,300)           --
     Provision for other noncash expenses-net              214             151
     Changes in certain assets and liabilities:
       Receivables                                      (1,047)          2,400
       Merchandise inventory                           (15,496)        (19,503)
       Prepaid expenses and other                        1,801            (856)
       Deferred charges and other assets                (1,440)           (588)
       Accounts payable, accrued expenses
         and other                                         463           7,063
                                                      --------        --------
Net cash (used for) provided by operating
    activities                                          (4,212)            632
                                                      --------        --------
Cash Flows From Investing Activities:
  Purchase of property and equipment, net              (11,782)        (15,648)
  Proceeds from the sale of the nursing
    home division                                        2,719            --
                                                      --------        --------

Net cash used for investing activities                  (9,063)        (15,648)
                                                      --------        --------
Cash Flows From Financing Activities:
  Net increase in debt                                  15,450          17,700
  Repayments of long term liabilities                     (834)           (598)
  Issuance of common stock under the Employee
    Stock Option and Appreciation Rights Plan               21              25
  Treasury stock purchased                                (227)           (238)
  Payment of cash dividends                             (1,814)         (1,645)
                                                      --------        --------

Net cash provided by financing activities               12,596          15,244
                                                      --------        --------

Net (Decrease) Increase in Cash                           (679)            228
Cash at Beginning of Period                              2,229           1,012
                                                      --------        --------

Cash at End of Period                                 $  1,550        $  1,240
                                                      ========        ========

Supplemental Disclosure:
  Interest paid                                       $  2,941        $  1,803
  Income taxes paid                                   $  5,826        $  3,906


    See the accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. The condensed balance sheet as of November 10, 1995, the condensed statements of income for the twelve and forty week periods ended November 10, 1995 and November 4, 1994 and the condensed statements of cash flows for the forty week periods ended November 10, 1995 and November 4, 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X by the Company, without audit. The condensed balance sheet as of February 3, 1995 was derived from the audited balance sheet included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at November 10, 1995 and for the periods presented have been made.

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

         Certain amounts in the November 4, 1994 financial statements have been reclassified to conform with the November 10, 1995 presentation.

2. The results of operations for the twelve and forty weeks ended November 10, 1995 and November 4, 1994 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At November 10, 1995 and February 3, 1995, inventories would have been greater by $20,548,000 and $19,448,000, respectively, if they had been valued at replacement costs.

4. On December 4, 1995, the Company's Board of Directors declared a 10% stock dividend payable on January 4, 1996 to holders of record as of December 21, 1995.

         The Board of Directors also declared a cash dividend of $.06 per common share payable on January 4, 1996 to holders of record as of December 22, 1995. The cash dividend will be payable on the shares represented by the stock dividend.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FOR THE TWELVE AND FORTY WEEKS ENDED NOVEMBER 10, 1995

Sales increased by 8.7% for the third quarter and 10.5% for the forty weeks. On a comparable store basis (stores opened all of last year), sales increased by 6.0% for the quarter and 6.7% for the forty weeks. The sales contribution of the twelve stores opened during fiscal 1996 and 1995 in addition to the continued maturation of stores were the main components of the sales increase.

Cost of merchandise sold, expressed as a percentage of sales, increased to 69.5% for the third quarter versus 69.2% last year. The results for the forty weeks followed the same trend with the cost of merchandise sold at 70.9% this year versus 70.2% last year. The primary cause of the reduction in gross margin is the continued downward trend in third party reimbursement rates which was partially offset by higher gross profit rates achieved on non-pharmacy merchandise.

Selling, general and administrative expenses remained constant at 27.5% of sales for the quarter versus last year. The forty weeks selling, general administrative expenses were 27.0% of sales versus 27.1% last year.

Interest expense was $793,000 versus $653,000 for the third quarter and $2,818,000 versus $1,822,000 for the forty weeks. These increases are due to higher levels of borrowings and higher interest rates experienced this year.

Net income was $1,788,000 or $.18 per share versus $1,982,000 or $.20 per share for the third quarter and $4,604,000 or $.46 per share versus $5,118,000 or $.51 per share for the forty weeks. The decrease in earnings was primarily attributable to reduced margins in the pharmacy department, expenses incurred in connection with the opening of new stores, the costs incurred related to the conversion of certain stores to 24 hour operations and higher interest costs.


FINANCIAL CONDITION

The Company's operating, investing and financing activities for the forty weeks ended November 10, 1995 utilized net cash of $679,000 as follows:

       - Operating activities utilized $4,212,000 primarily due to the increase in merchandise inventory which was offset primarily by the cash generated by operations.

       - Investing activities utilized $9,063,000 due to the purchase of property and equipment offset by proceeds from the sale of the nursing home division.

       - Financing activities provided $12,596,000 primarily from short-term borrowings partially offset by the repayment of long-term debt and the payment of cash dividends.

Working capital at November 10, 1995 was $31.9 million. The working capital ratio was 1.34 to 1.0 at November 10, 1995 versus 1.46 to 1.0 at February 3, 1995.

The Company maintains revolving term loan agreements as well as short-term lines of credit with two banks which allows for aggregate borrowings of $60.0 million. As of November 10, 1995 the Company had $5.5 million in unused credit lines and was negotiating with the banks to increase such credit facility to allow for aggregate borrowings of $70.0 million.

The Company anticipates that its working capital needs for the remainder of fiscal 1996 will be satisfied through operating results and, as necessary, through borrowings under credit facilities.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following exhibit is included herein:

(11) Statement re:  computation of net income per common share.

There were no reports on Form 8-K filed during the twelve week period ended
     November 10, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GENOVESE DRUG STORES, INC.
                                           (Registrant)



Date:   December 22, 1995      By:   /s/ Jerome Stengel
      ---------------------        ----------------------------------
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