Form 10-K405
period 1996-02-02
GENOVESE DRUG STORES INC
filed 1996-04-30
CIK 40970

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]

For the fiscal year ended February 2, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [no fee required]

For the transition period from           to
                               ---------    ---------

Commission file number 1-7623
                       ------

                           GENOVESE DRUG STORES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              11-1556812
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  80 Marcus Drive, Melville, New York                               11747
- ----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (516) 420-1900
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                                 WHICH REGISTERED
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was $59,235,000

The number of shares outstanding of the registrant's two classes of common stock as of March 15, 1996 was: Class A - 5,518,720; Class B - 5,585,309

Documents incorporated by reference: Portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934 are incorporated by reference into Part III.

PART I

Item 1.  Business

General

Genovese Drug Stores, Inc. (the "registrant"), organized in 1924, operates a chain of retail drug and general merchandise stores primarily under the "Genovese" name, which as of February 2, 1996 totalled 120 stores in number. Its primary trading area covers Long Island and parts of New York City. Stores are also located in southeastern New York and in the states of New Jersey and Connecticut. During fiscal 1996, five stores were opened on Long Island, four in Queens and one in Manhattan. The registrant continued a program of acquiring independent drug stores within its marketing area, purchasing the pharmacy files and inventory of independent drug stores, in some cases employing the pharmacist owner/managers.

In addition, the registrant operates a mail order prescription service, one professional photo retail store, an arts and craft store and a photo processing facility for developing and printing film for its customers.

Operations

These stores, many of which are located in suburban areas, operate primarily on a self-service, cash and carry basis, and, as distinguished from the typical neighborhood drug store, service a relatively large trading area and offer a much broader selection of merchandise. The registrant's headquarters is located in Melville, New York.

The registrant operates a distribution center in Bohemia, New York, which is shipping approximately seventy percent of its store requirements. Merchandise is also purchased directly from manufacturers and other suppliers and is drop-shipped directly to each store. The registrant's business is seasonal and sales are normally greater during the fourth fiscal quarter of the year than during any of the first three fiscal quarters.

Merchandising

The registrant's stores contain a prescription drug department staffed by registered pharmacists and have a full line of prescription medicine. Besides proprietary drugs, cosmetics and toiletries, the merchandise carried includes housewares, hardware and small appliances, toys, books, paper goods, greeting cards, film, tobacco products and sick room needs. Approximately fifty-four stores offer on-site photofinishing services through the use of a In-Store Photo Lab.

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

Information as to Industry Segments and Product Lines

Operation of retail drug stores is the registrant's only significant industry segment. During its last five fiscal years, the only class of similar products sold by the registrant which contributed 10% or more to total sales and revenues was prescription drugs, which accounted for approximately the following percentages of total sales:

                              1996     36.1%
                              1995     35.4%
                              1994     34.4%
                              1993     33.2%
                              1992     31.9%

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

Employees

The registrant has approximately 4,700 full time and part time employees, of whom approximately 4,000 are involved directly in store operations.

Item 2. Properties

The registrant's corporate headquarters are located in Melville, New York, where it owns a modern one-story brick building containing approximately 78,000 square feet of floor space. A portion of the building is dedicated to the registrant's mail order prescription division and an additional area is utlilized for the processing of damaged merchandise returned from the registrant's stores. The outstanding balance of the mortgage on the Melville building as of February 2, 1996 was $716,000. The registrant owns a distribution center located in Bohemia, New York, which consists of approximately 265,000 square feet. The outstanding balance of the mortgage on the Bohemia building as of February 2, 1996 was $2,990,000. The registrant owns a building with approximately 7,300 square feet of total floor space in Brooklyn, New York from which it operates a drug store and a building in Huntington, New York from which it operates a store with approximately 25,000 square feet of total floor space. The registrant also rents 100,000 square feet of public warehouse space for storing seasonal goods.

The 120 drug stores, the one arts & crafts store and the one professional photo retail store operated by the registrant are located in the following areas:
Suffolk County (33), Nassau County (29), New York City (45), southeastern New York State (4), New Jersey (4) and Connecticut (7). These stores range in selling area from approximately 4,000 square feet to 22,000 square feet, generally averaging about 11,000 square feet of floor space per store. Nearly all are maintained under leases providing for terms which, in general, range from 15 to 20 years, presently expiring at various dates from 1997 through 2021.

The photo processing plant operated by the registrant, which contains approximately 10,000 square feet of space, is located in Glen Cove, New York, and has a lease which expires in 2005.

The fixtures and equipment contained in these operating facilities are owned or leased by the registrant. The registrant considers its facilities to be adequate for its present operations and are in good condition and well maintained.

Item 3. Legal Proceedings

There are various routine lawsuits and claims pending against the registrant. In the opinion of registrant's management, none of these actions will have a material adverse effect on the financial position or results of operations of the registrant.

Item 4. Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of stockholders to report during the fourth quarter of the registrant's fiscal year ended February 2, 1996.

Item 4A. Executive Officers of the Registrant

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

The following table sets forth the name, age, current position and principal occupation and employment during the past five years of the registrant's executive officers.

                                              Positions and offices held
     Name of                      Officer     with the Registrant during
Executive Officer       Age        Since          the past five years
- -----------------       ---       -------     --------------------------
Leonard Genovese *      61         1961        Chairman of the Board of
                                               Directors and President

Herbert J. Kett         63         1967        Vice Chairman and Director

Allan Patrick           49         1980        Executive Vice President
                                               and Director

Jerome Stengel          59         1973        Vice President and Treasurer
                                               and Chief Financial Officer

Donald W. Gross *       70         1979        Vice President and Secretary

Susan Crickmore         41         1993        Vice President (Prior to June
                                               1993 held the position of Human
                                               Resources Manager at Loral
                                               Microwave--Narda West, a defense
                                               concern. Prior to that, was
                                               Personnel Director at Payless
                                               Drug Stores Northwest, a large
                                               drug store chain).

Thomas Esposito        63         1991         Vice President

Dominick Lettieri      53         1982         Vice President

Irwin Livon            59         1991         Vice President (Prior to
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


*  Leonard Genovese and Donald W. Gross are brothers-in-law.

                                              Positions and offices held
     Name of                     Officer      with the Registrant during
Executive Officer      Age        Since           the past five years
- -----------------      ---       -------      --------------------------
Stephen H. Poolner     54         1993         Vice President (Prior to
                                               June 1993 held the position of
                                               Manager, Pharmacy Sales and
                                               Services at The Stop & Shop
                                               Supermarket Co.).

David C. Reynolds      52         1990         Vice President

Gene L. Wexler         40         1994         Vice President and General
                                               Counsel (Prior to January 1994
                                               was General Counsel at COS
                                               Computer Systems Inc., a
                                               computer leasing concern).

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The Class A common stock of Genovese Drug Stores, Inc. is traded on the American Stock Exchange (ticker symbol GDX.A). The registrant's Class B common stock is not traded on any market and is restricted with respect to transfer (see Note 5 of the Notes to Finacial Statements).

Quarterly cash dividends aggregating $.22 per share and $.20 per share per fiscal year (after restatement for the 10 percent stock dividends distributed in fiscal 1996 and 1995) were paid for both Class A and Class B shares during the years ended February 2, 1996 and February 3, 1995, respectively. The registrant has certain loan agreements which contain covenants effectively limiting the payment of cash dividends (see Note 2 of the Notes to Financial Statements).

High and low stock prices for the last two fiscal years were:

                        Fiscal 1996                  Fiscal 1995
                        -----------                  -----------
       Fiscal
       Quarter       High          Low             High         Low
       -------       ----          ---             ----         ---
       First       $ 10          $  8 5/8        $ 11 1/2     $  8 3/4
       Second      $ 10 7/8      $  9 1/8        $ 11 1/8     $  9 3/8
       Third       $ 12 1/2      $  8 7/8        $ 10 1/2     $  8 3/8
       Fourth      $ 11 1/4      $  9 3/8        $ 10 7/8     $  8 1/8

The common stock prices, where appropriate, have been adjusted to reflect the 10 percent stock dividends distributed in fiscal 1996 and 1995.

                                                           Approximate Number of
                                                            Record Stockholders
        Title of Class                                   (as of February 2, 1996)
        --------------                                   ------------------------
Common Stock:
Class A, Par Value $1.00 per share, one vote per share              1774*
Class B, Par Value $1.00 per share, ten votes per share              149

* Since a portion of the Class A Common Stock is held in "street" name or nominee name, the registrant is unable to determine the exact number of beneficial holders.

Item 6. Selected Financial Data

The following is a summary of operations of Genovese Drug Stores, Inc. for the five years ended February 2, 1996.

                                                                 FISCAL YEAR ENDED (a)
                               --------------------------------------------------------------------------------------
                                February 2,       February 3,       January 28,        January 29,        January 31,
                                   1996              1995              1994               1993               1992
                               ------------      ------------      ------------       ------------       ------------
Sales                          $612,279,000      $569,975,000      $489,141,000       $463,106,000       $447,159,000

Net income                     $  7,607,000      $  9,212,000      $  8,306,000       $  7,261,000       $  6,658,000

Net income per common
  share (b) & (c)              $        .69      $        .83      $        .75       $        .66       $        .61

Total assets                   $204,041,000      $182,778,000      $155,444,000       $130,808,000       $132,166,000

Working capital                $ 40,892,000      $ 35,839,000      $ 44,295,000       $ 39,190,000       $ 39,221,000

Long-term liabilities          $ 41,455,000      $ 34,314,000      $ 36,247,000       $ 29,134,000       $ 32,433,000

Stockholders' equity           $ 69,668,000      $ 64,508,000      $ 57,480,000       $ 51,205,000       $ 45,599,000

Cash dividends per
 common share (c)              $        .22      $        .20      $        .19       $        .17       $        .16

(a) Fiscal 1995 was a 53 week year. All other fiscal years presented are 52 weeks.

(b) Stock options granted are not included as their dilutive effect was not material during the periods presented.

(c) Adjusted, where appropriate, to reflect the effect of the 10 percent stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The registrant achieved record sales for the thirty-third consecutive year as sales increased 7.4% to $612,279,000. The sales increase was lead by a 5.6% increase in sales from stores open all of fiscal 1996 and 1995, on a comparable 52 week basis. Net income declined 17.4% to $7,607,000. On a per share basis, net income was $.69 versus $.83 last year. Fiscal 1996 was comprised of 52 weeks versus fiscal 1995 which was comprised of 53 weeks.

Prescription drug sales accounted for 36.1% of total sales in fiscal 1996 versus 35.4% in fiscal 1995. On a comparable 52 week basis, pharmacy sales increased 15.4% due to an increase in the number of prescriptions filled on a comparable store basis and the incremental sales from new stores along with an increase in the average prescription selling price. The increase in the number of prescriptions filled is a result of the registrant's continued acceptance of additional third party prescription plans and maturation of stores opened in recent years. The increase in average prescription selling price is a direct result of increases in the cost of prescription drugs.

During fiscal 1996, third party sales accounted for approximately 70% of total prescription sales compared to approximately 62% last year. The registrant expects this trend to continue as the number of people covered under third party plans increases.

Sales of health and beauty care items and sundry merchandise increased by 8.0% on a comparable 52 week basis.

The registrant's gross profit declined from 30.1% in fiscal 1995 to 29.7% in 1996. The decrease is primarily due to the effect of decreasing margins from third party plans combined with the increased sales volume of such plans. The decreases in the pharmacy margins were partially offset by increases in gross margin on non-pharmacy merchandise.

The registrant uses the last-in, first-out (LIFO) method of inventory valuation, which states cost of merchandise sold at the most recent costs. The LIFO reserve calculated for 1996 was less than the prior year resulting in a $498,000 reduction in cost of merchandise sold. In fiscal 1995, the LIFO reserve calculation resulted in a reduction in cost of merchandise sold of $943,000. These reductions were the results of lower effective inflation rates caused by reductions in acquisition costs in certain lines of merchandise.

Selling, general and administrative expenses, including occupancy costs, increased as a percentage of sales to 27.0% in fiscal 1996 versus 26.8% in fiscal 1995. The increase is attributable to the costs associated with the opening of 18 new stores during fiscal 1996 and 1995 together with an increase in the number of stores open 24 hours and the opening of in-store photo labs. After considering the above, the registrant's efforts to control selling, general and administrative expenses resulted in a slight decrease as a percentage of sales on a comparable store basis.

Interest expense increased to $3.9 million from $2.6 million last year due to higher average borrowings and higher average interest rates.

During fiscal 1996 the registrant sold the assets of its nursing home pharmacy division to a third party for net proceeds of approximately $3.0 million. The Company recorded a gain of $1.3 million on the sale.

The registrant's effective tax rate decreased to 44.5% from 44.9% last year.

Liquidity and Capital Resources

As February 2, 1996, the registrant had $2,251,000 in cash compared to $2,229,000 at February 3, 1995. Working capital levels increased to $40.9 million at February 2, 1996 versus $35.8 million at February 3, 1995.

The registrant's cash requirements arise primarily from the need to finance the opening of new stores, remodeling of existing stores, purchase of inventory, debt service and payment of dividends.

During fiscal 1996, operating activities provided $5.5 million compared with $17.5 million in the prior year. This decrease was primarily a result of lower net income, and increases in receivables and merchandise inventory.

Investing activities used $12.9 million primarily for the purchase of property and equipment, which was partially offset by proceeds from the sale of the registrant's nursing home pharmacy division. During fiscal 1995 investing activities used $20.5 million primarily for the purchase of property and equipment.

Financing activities provided $7.4 million and $4.3 million during fiscal 1996 and 1995 respectively. The proceeds were primarily the result of additional borrowings offset by the payment of dividends and purchase of treasury stock.

As of February 2, 1996 the registrant maintained a revolving term loan agreement and short-term lines of credit with two banks which allowed for aggregate borrowings of $70 million. The registrant had approximately $20 million in available credit under these facilities at February 2, 1996.

Subsequent to February 2, 1996, the registrant has entered into discussions to restructure its debt. The registrant has received a commitment from a bank to enter into a revolving term loan agreement and short-term line of credit which will allow for aggregate borrowings of $50 million and is currently negotiating the terms of a private placement of $40 million in fixed rate notes payable.

The registrant made capital expenditures of $16.0 million during fiscal 1996 compared to $20.6 million during fiscal 1995. These capital expenditures relate primarily to the opening of new stores, the remodeling of existing stores and improvements in the registrant's distribution center and headquarters facilities. The registrant anticipates capital expenditures of approximately $25 million for fiscal 1997 primarily related to the opening of approximately 10 new stores, remodeling of certain existing stores, improvements in the distribution center and in the photo processing lab.

Management believes that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and finance planned growth.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in our economy and the registrant continues to seek ways to mitigate its impact. To the extent permitted by competition , the registrant passes increased costs on to its customers by increasing sales prices over time. Sales reported in the registrant's financial statement have increased, in an indeterminable amount, due to increases in selling prices and sales volume.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to members of the Board of Directors of the registrant is contained in the Proxy Statement for the Annual Meeting of Shareholders (the "1996 Proxy Statement") to be held on June 17, 1996, under the heading "Election of Directors", and is incorporated herein by reference. Information regarding the executive officers of the registrant is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S- K. The information required by Item 405 of Regulation S-K is incorporated by reference from the 1995 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the 1996 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the 1996 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the 1996 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

     (3)  Listing of Exhibits

      3.1 Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 27, 1995

      3.2 By-Laws, as amended (Exhibit 3.2 of Annual Report on Form 10-K for the year ended January 31, 1992)

      3.3   By-Law Section 1.01, as amended through December 4, 1995

     10.1 1984 Employee Stock Option and Stock Appreciation Rights Plan (filed August 2, 1994 on Form S-8 Registration Statement No. 33-54857)

     10.2 1987 Executive Bonus and Stock Plan, as amended through June 13, 1994 (Exhibit 10.2 of Annual Report on Form 10-K for the year ended February 3, 1995)

     10.3 Registrant's Retirement Income Plan, as amended and restated effective as of January 1, 1989 (Exhibit 10.3 of Annual Report on Form 10-K for the year ended February 3, 1995)

     10.4 Registrant's Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1989 (Exhibit 10.4 of Annual Report on Form 10-K for the year ended February 3, 1995)

     10.5 Registrant's Retirement and Savings Plan, effective January 1, 1994 (Exhibit 10.5 of Annual Report on Form 10-K for the year ended February 3, 1995)

     10.6 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated October 13, 1994 (Exhibit 10.6 of Annual Report on Form 10-K for the year ended February 3, 1995)

     10.7   Form of Severance Agreement

     10.8 First Amendment to the Genovese Drug Stores Inc. Retirement Income Plan (As amended and restated effective January 1, 1989)

     10.9 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated June 29, 1995

      11    Computation of Net Income Per Common Share

      21    Subsidiaries of the Registrant

      23    Consent of Independent Auditors

(b) No reports on Form 8-K were filed for the twelve weeks ended February 2, 1996.

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

                                              GENOVESE DRUG STORES, INC.

                                                         (Registrant)

Date:  April 26, 1996                     By:    /s/ Jerome Stengel
                                              ---------------------------
                                                     Jerome Stengel
                                               Vice President & Treasurer
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Leonard Genovese                              April 26, 1996
    ---------------------------------------          -----------------
    Leonard Genovese, Chairman of the Board                Date
                      and President
                      (Principal Executive Officer)

By: /s/ Jerome Stengel                                April 26, 1996
    ---------------------------------------          -----------------
    Jerome Stengel, Vice President & Treasurer             Date
                    Chief Financial Officer
                    (Principal Financial Officer)

By: /s/ Christopher Noonan                            April 26, 1996
    ---------------------------------------          -----------------
    Christopher Noonan, Controller                         Date
                     (Principal Accounting Officer)

By: /s/ Abraham Allen                                 April 26, 1996
    ---------------------------------------          -----------------
    Abraham Allen, Director                                Date

By: /s/ Thomas M. Cooney                              April 26, 1996
    ---------------------------------------          -----------------
    Thomas M. Cooney, Director                             Date

By: /s/ Charles Hayward                               April 26, 1996
    ---------------------------------------          -----------------
    Charles Hayward, Director                              Date

By: /s/ Herbert J. Kett                               April 26, 1996
    ---------------------------------------          -----------------
    Herbert J. Kett, Director and                          Date
                     Vice Chairman

By: /s/ William J. McKenna                            April 26, 1996
    ---------------------------------------          -----------------
    William J. McKenna, Director                           Date

By: /s/ Thomas J. Moran                               April 26, 1996
    ---------------------------------------          -----------------
    Thomas J. Moran, Director                              Date

By: /s/ Allan Patrick                                 April 26, 1996
    ---------------------------------------          -----------------
    Allan Patrick, Director and Executive                  Date
                   Vice President

By: /s/ Frances G. Wangberg                           April 26, 1996
    ---------------------------------------          -----------------
    Frances G. Wangberg, Director                          Date

                           GENOVESE DRUG STORES, INC.

                               MELVILLE, NEW YORK

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                           YEAR ENDED FEBRUARY 2, 1996

GENOVESE DRUG STORES, INC.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS:

       Balance Sheets, February 2, 1996 and
         February 3, 1995                                                    F-2

       Statements of Income for the Years Ended
         February 2, 1996, February 3, 1995 and
         January 28, 1994                                                    F-3

       Statements of Stockholders' Equity for the Years
         Ended February 2, 1996, February 3, 1995 and
         January 28, 1994                                                    F-4

       Statements of Cash Flows for the Years Ended
         February 2, 1996, February 3, 1995 and
         January 28, 1994                                                    F-6

       Notes to Financial Statements                                         F-7

SUPPLEMENTAL SCHEDULE -

       Schedule I - Valuation and Qualifying Accounts for the
         Years Ended February 2, 1996, February 3, 1995,
         and January 28, 1994                                               F-15

INDEPENDENT AUDITORS' REPORT

Genovese Drug Stores, Inc.:

We have audited the accompanying financial statements of Genovese Drug Stores, Inc., listed in the foregoing table of contents. Our audits also include the financial statement schedule listed in the table of contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at February 2, 1996 and February 3, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
March 5, 1996

GENOVESE DRUG STORES, INC.

BALANCE SHEETS
FEBRUARY 2, 1996 AND FEBRUARY 3, 1995 (DOLLARS IN THOUSANDS)

ASSETS                                                        1996          1995
- ------                                                        ----          ----
                                                 Note
                                                 ----
CURRENT ASSETS:
  Cash                                                     $    2,251    $    2,229
  Receivables                                                  14,396        13,966
  Merchandise inventory                                       104,855        92,969
  Prepaid expenses and other                                    5,089         4,650
                                                           ----------    ----------
        Total current assets                                  126,591       113,814
                                                           ----------    ----------
PROPERTY AND EQUIPMENT - at cost:                 2
  Land                                                          2,657         2,220
  Buildings                                                    15,099        14,182
  Leasehold improvements, furniture,
    fixtures and equipment                                    113,573       101,102
                                                           ----------    ----------
  Total property and equipment                                131,329       117,504
  Less - accumulated depreciation
    and amortization                                           59,692        52,503
                                                           ----------    ----------
        Property and equipment, net                            71,637        65,001
                                                           ----------    ----------
OTHER ASSETS                                                    5,813         3,963
                                                           ----------    ----------
TOTAL                                                      $  204,041    $  182,778
                                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY                          1996          1995
- ------------------------------------                          ----          ----
                                                 Note
                                                 ----
CURRENT LIABILITIES:

  Notes payable to banks                          2        $   15,250    $   11,100
  Accounts payable - trade                                     53,265        46,094
  Accrued expenses                                             12,087        13,103
  Current portion of long-term debt               2               798           847
  Income taxes payable                            3             1,527         4,938
  Deferred income taxes                           3             2,772         1,893
                                                           ----------    ----------
          Total current liabilities                            85,699        77,975
                                                           ----------    ----------
LONG-TERM LIABILITIES                             2            41,455        34,314
                                                           ----------    ----------
DEFERRED INCOME TAXES                             3             7,219         5,981
                                                           ----------    ----------
COMMITMENTS AND CONTINGENT LIABILITIES            4

STOCKHOLDERS' EQUITY:                             5
  Common stock:
    Class A, entitled to one vote per share,
      20,000,000 shares authorized, 5,632,806
      and 5,013,449 shares issued for 1996
      and 1995, respectively                                    5,633         5,013
    Class B, entitled to ten votes per share,
      12,000,000 shares authorized, 5,603,867
      and 5,160,519 shares issued for
      1996 and 1995, respectively                               5,604         5,161
  Capital in excess of par value                               56,182        45,443
  Retained earnings                               2             3,556         9,885
                                                           ----------    ----------
                                                               70,975        65,502
  Less common stock in treasury at cost:
   Class A, 129,211 and 89,347 shares
     for 1996 and 1995, respectively                            1,284           971
   Class B, 3,301 and 3,001 shares
     for 1996 and 1995, respectively                               23            23
                                                           ----------    ----------
        Total stockholders' equity                             69,668        64,508
                                                           ----------    ----------
TOTAL                                                      $  204,041    $  182,778
                                                           ==========    ==========

See notes to financial statements.

GENOVESE DRUG STORES, INC.

STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 2, 1996, FEBRUARY 3, 1995 AND
JANUARY 28, 1994
(DOLLARS IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)


                                             Notes           1996           1995          1994
                                             -----           ----           ----          ----
SALES                                                    $     612,279   $    569,975   $    489,141
                                                         -------------   ------------   ------------
COSTS AND EXPENSES:
  Cost of merchandise sold                                     430,505        398,135        340,712
  Selling, general
    and administrative expenses                                165,491        152,493        131,745
                                                         -------------   ------------   ------------
                                                               595,996        550,628        472,457
                                                         -------------   ------------   ------------
OPERATING PROFIT                                                16,283         19,347         16,684

INTEREST EXPENSE, net                            2               3,876          2,635          1,583

GAIN ON SALE OF DIVISION                         10              1,300         -             -
                                                         -------------   ------------   ------------
INCOME BEFORE INCOME TAXES                                      13,707         16,712         15,101

INCOME TAXES                                     3               6,100          7,500          6,795
                                                         -------------   ------------   ------------
NET INCOME                                               $       7,607   $      9,212   $      8,306
                                                         =============   ============   ============
NET INCOME PER COMMON SHARE                              $         .69   $        .83   $        .75
                                                         =============   ============   ============

See notes to financial statements.

GENOVESE DRUG STORES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 2, 1996, FEBRUARY 3, 1995 AND JANUARY 28, 1994 (DOLLARS IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                     Common Stock Issued Par     Capital
                                                      Value $1.00 Per Share     in Excess     Retained      Treasury Stock at Cost
                                                      Class A      Class B     of Par Value   Earnings      Class A       Class B
                                                      --------     --------    ------------   --------      --------      --------
BALANCE, JANUARY 30, 1993 (3,760,321 Class A
  shares and 4,546,306 Class B shares issued;
  and 11,505 Class A shares and 3,001 Class B
  shares in treasury)                                 $  3,761     $  4,546      $ 27,209     $ 15,780      $     68      $     23
Cash dividends                                            --           --            --         (2,052)         --            --
Shares issued pursuant to a 10 percent stock
  dividend (391,608 Class A shares and 438,027
  Class B shares)                                          392          438         8,919       (9,749)         --            --
Stock options exercised (2,968 Class A shares)               3         --               9         --            --            --
Shares issued pursuant to the Executive Bonus
  and Stock Plan (30,327 Class A shares)                    30         --             204         --            --            --
Treasury stock purchased (19,040 Class A shares)          --           --            --           --             225          --
Exchange of shares (162,416 Class B shares for
  162,416 Class A shares)                                  162         (162)         --           --            --            --
Net income                                                --           --            --          8,306          --            --
                                                      --------     --------      --------     --------      --------      --------
BALANCE, JANUARY 28, 1994 (4,347,640 Class A
  shares and 4,821,917 Class B shares issued;
  and 30,545 Class A shares and 3,001 Class B
  shares in treasury)                                    4,348        4,822        36,341       12,285           293            23
Cash dividends                                            --           --            --         (2,257)         --            --
Shares issued pursuant to a 10 percent stock
  dividend (443,907 Class A shares and 468,809
  Class B shares)                                          444          469         8,442       (9,355)         --            --
Stock options exercised (51,821 Class A shares)             52         --             385         --            --            --
Shares issued pursuant to the Executive Bonus
  and Stock Plan (39,874 Class A shares)                    39         --             243         --            --            --
Treasury stock purchased (68,802 Class A shares)          --           --            --           --             776          --
Treasury stock contributed to the Employee Stock
  Ownership Plan (10,000 Class A shares)                  --           --              32         --             (98)         --
Exchange of shares (130,207 Class B shares for
  130,207 Class A shares)                                  130         (130)         --           --            --            --
Net income                                                --           --            --          9,212          --            --
                                                      --------     --------      --------     --------      --------      --------
BALANCE, FEBRUARY 3, 1995 (5,013,449 Class A
  shares and 5,160,519 Class B shares issued; and
  89,347 Class A shares and 3,001 Class B shares
  in treasury)                                        $  5,013     $  5,161      $ 45,443     $  9,885      $    971      $     23
                                                      --------     --------      --------     --------      --------      --------

                                                                     (Continued)

GENOVESE DRUG STORES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 2, 1996, FEBRUARY 3, 1995 AND JANUARY 28, 1994 (DOLLARS IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                     Common Stock Issued Par      Capital
                                                      Value $1.00 Per Share      in Excess    Retained      Treasury Stock at Cost
                                                      Class A      Class B     of Par Value   Earnings      Class A       Class B
                                                      --------     --------    ------------   --------      --------      --------
BALANCE, FEBRUARY 3, 1995 (5,013,449 Class A
  shares and 5,160,519 Class B shares issued;
  and 89,347 Class A shares and 3,001 Class B
  shares in treasury)                                 $  5,013     $  5,161      $ 45,443     $  9,885      $    971      $     23
Cash dividends                                            --           --            --         (2,488)         --            --
Shares issued pursuant to a 10 percent stock
  dividend (508,170 Class A shares and 509,485
  Class B shares and 10,408 Class A shares and
  300 Class B shares held in treasury)                     508          509        10,431      (11,448)         --            --
Stock options exercised (2,928 Class A shares)               3         --              23         --            --            --
Shares issued pursuant to the Executive Bonus
  and Stock Plan (42,122 Class A shares)                    43         --             285         --            --            --
Treasury stock purchased (39,456 Class A shares)          --           --            --           --             416          --
Treasury stock contributed to the Employee Stock
  Ownership Plan (10,000 Class A shares)                  --           --            --           --            (103)         --
Exchange of shares (66,137 Class B shares for
  66,137 Class A shares)                                    66          (66)         --           --            --            --
Net income                                                --           --            --          7,607          --            --
                                                      --------     --------      --------     --------      --------      --------
BALANCE, FEBRUARY 2, 1996 (5,632,806 Class A
  shares and 5,603,867 Class B shares issued; and
  129,211 Class A shares and 3,301 Class B shares
  in treasury)                                        $  5,633     $  5,604      $ 56,182     $  3,556      $  1,284      $     23
                                                      ========     ========      ========     ========      ========      ========

See notes to financial statements.

GENOVESE DRUG STORES, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 2, 1996, FEBRUARY 3, 1995 AND
JANUARY 28, 1994
(DOLLARS IN THOUSANDS)

                                                             1996          1995          1994
                                                           --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  7,607      $  9,212      $  8,306
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                             9,523         8,769         7,263
    Gain on the sale of the nursing home division            (1,300)         --            --
    Provision for LIFO inventory valuation                     (498)         (943)         (400)
    Provision for deferred income taxes                       2,117           411          (456)
    Provision for other noncash expenses - net                1,404           228           234
    Changes in certain assets and liabilities:
      Receivables                                            (1,971)          795        (2,944)
      Merchandise inventory                                 (12,069)      (11,347)      (12,490)
      Prepaid expenses and other                               (467)       (1,495)          211
      Other assets                                           (2,545)       (1,355)       (1,477)
      Accounts payable - trade                                7,171         5,886         9,818
      Accrued expenses and other long term liabilities          (77)        4,810          (603)
      Income taxes payable                                   (3,411)        2,495           519
                                                           --------      --------      --------
         Net cash provided by operating activities            5,484        17,466         7,981
                                                           --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (15,969)      (20,585)      (14,510)
  Disposal of property and equipment                             68            44            31
  Proceeds from the sale of the nursing home division         3,014          --            --
                                                           --------      --------      --------
         Net cash used for investing activities             (12,887)      (20,541)      (14,479)
                                                           --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in short-term notes
    payable to banks                                          4,150         8,800         2,300
  Proceeds - debt agreements                                 35,250        19,242        25,000
  Repayments - debt agreements                              (29,097)      (21,338)      (18,217)
  Issuance of common stock under the Employee
    Stock Option and Appreciation Rights Plan                    26            83            12
  Payment of cash dividends                                  (2,488)       (2,257)       (2,052)
  Purchase of treasury stock                                   (416)         (238)         (225)
                                                           --------      --------      --------
         Net cash provided by financing activities            7,425         4,292         6,818
                                                           --------      --------      --------
NET INCREASE IN CASH                                             22         1,217           320

CASH AT BEGINNING OF YEAR                                     2,229         1,012           692
                                                           --------      --------      --------
CASH AT END OF YEAR                                        $  2,251      $  2,229      $  1,012
                                                           ========      ========      ========
SUPPLEMENTAL DATA:
  Interest paid                                            $  3,900      $  2,608      $  1,668
                                                           ========      ========      ========
  Income taxes paid                                        $  7,002      $  4,494      $  6,721
                                                           ========      ========      ========

See notes to financial statements.

GENOVESE DRUG STORES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 2, 1996, FEBRUARY 3, 1995 AND
JANUARY 28, 1994

1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       Genovese Drug Stores, Inc. (the "Company") is primarily engaged in the operation of a chain of super drug stores located in New York, New Jersey and Connecticut. The accounting policies relative to the Company are as follows:

       a. Receivables - A majority of the Company's receivables are due from third-party providers (various insurance companies, benefit management companies and governmental agencies). As is industry practice, these receivables are uncollateralized. As of February 2, 1996 approximately 12.0 percent of receivables were due from a state welfare organization and 14.6 percent were due from a prescription benefits management company.

       b. Merchandise Inventory - Merchandise inventory is valued at the lower of cost, determined on the last-in, first-out ("lifo") method, or market. If the inventory at February 2, 1996 and February 3, 1995 had been valued at year-end replacement costs, its value would have increased $18,950,000 and $19,448,000, respectively. As a result of a reduction in the lifo reserve, net income increased in fiscal 1996 and 1995 by approximately $276,000 and $520,000, respectively.

       c. Depreciation and Amortization - Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related items, such lives ranging from 3 to 35 years.

       d. Intangible Assets - Intangible assets are being amortized over the estimated lives of the related assets, such lives ranging from 5 to 20 years.

       e. Income Taxes - Deferred income taxes result from the recognition of income and expense in different periods for tax return and financial reporting purposes.

       f. Net Income Per Common Share - Net income per common share is based on the average number of shares outstanding, after retroactive restatement for the 10 percent stock dividends distributed in each of fiscal 1996, 1995 and 1994. The weighted average number of shares, as adjusted, used in computing net income per common share was 11,086,000 in 1996, 11,059,000 in 1995 and 11,049,000 in 1994.
              The dilutive effect of outstanding common stock options was not material during any period presented.

       g. Fiscal Year - The Company's fiscal year ends on the Friday closest to January 31. The fiscal year ended February 3, 1995 was comprised of 53 weeks.

       h. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and statements of income during the periods presented. Actual results could differ from those estimates.

       i. Stock Options - In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This standard established a fair value method for stock-based compensation plans, including stock option plans, either through recognition or disclosure. The Company intends to adopt this standard in fiscal 1997 by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted as of the beginning of fiscal 1996. The adoption of this standard will not impact the Company's results of operations, financial position or cash flows.

       j. Disclosure of Fair Value of Financial Instruments - Management of the Company believes that the fair value of financial instruments approximates their market value as of February 2, 1996 and February 3, 1995.

       k. Reclassification - Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

2.     LONG-TERM LIABILITIES AND NOTES PAYABLE TO BANKS

       Long-term liabilities consist of the following (dollars in thousands):

                                                            1996           1995
                                                          -------        -------
Revolving term loan agreement with banks                  $35,000        $28,000
1985 Industrial Development Revenue Bond                    2,990          3,598
1982 Industrial Development Revenue Bond                      716            825
Other                                                         551            681
                                                          -------        -------
Aggregate debt                                             39,257         33,104
Less - current maturities                                     798            847
                                                          -------        -------
Long-term debt                                             38,459         32,257
Other long-term liabilities                                 2,996          2,057
                                                          -------        -------
Total long-term liabilities                               $41,455        $34,314
                                                          =======        =======

       Revolving Term Loan Agreement

       As of February 2, 1996, the Company maintained a revolving term loan agreement with two banks under which the banks were committed to lend up to $45,000,000 to the Company. As part of these agreements, the Company was obligated to pay a commitment fee of .375 percent of the unused portion of the commitment. Borrowings under these agreements bore interest at fifty basis points below the banks' prime lending rate (8.25 percent at February 2, 1996) or seventy-five basis points over the London Interbank Offered Rate ("LIBOR").

       In addition, the Company maintained a short-term line of credit with two banks under which the banks will lend up to $25,000,000 to the Company, with interest at fifty basis points below the banks' prime lending rate or seventy-five basis points over LIBOR.

       Information on short-term borrowings and interest rates follows (dollars in thousands):

                                                   1996      1995     1994
                                                 -------   -------   ------
       Maximum amount outstanding                $29,750   $24,650   $6,450
       Average daily short-term borrowings       $17,797   $13,848   $1,673
       Weighted average daily interest rate          6.7%      6.0%     4.4%

       The loan agreements contain certain covenants which include (i) maintenance of certain financial ratios, (ii) maintenance of certain amounts of working capital and net worth, (iii) limitations on capital expenditures, (iv) limitations on the payment of dividends, (v) limitations on other indebtedness, (vi) restrictions on the disposal of assets, and (vii) limitations on corporate reorganizations. The Company has received waivers from the debt holders as to noncompliance with certain of the aforementioned covenants.

       Subsequent to year end, the Company received a commitment from a bank to enter into a revolving term loan agreement under which the Company may borrow up to $35,000,000 on an unsecured basis. Borrowings under this agreement will bear interest at seventy-five basis points below the bank's prime lending rate or fifty basis points over LIBOR, and will be due in fiscal 2001. As part of this facility, the Company will pay a commitment fee of .125 percent of the unused portion of this commitment. Additionally, the Company will have available up to $15,000,000 under a short-term line of credit with interest at seventy-five basis points below the bank's prime lending rate or fifty basis points over LIBOR.

       The revised loan agreements contain covenants which include (i) the maintenance of certain financial ratios, (ii) the maintenance of certain amounts of tangible net worth, (iii) limitations on capital expenditures,
       (iv) limitations on other indebtedness, (v) limitations on the payment of dividends and purchase of treasury stock, (vi) limitations on the disposal of assets, and (vii) limitations on corporate reorganizations.

       Industrial Development Revenue Bonds

       The 1985 Industrial Development Revenue Bond bears interest at 72% of the prime lending rate (5.94 % at February 2, 1996), is payable in equal monthly installments through January 2001 and is secured by land and building, with an aggregate carrying value of $8,223,000, which were purchased substantially with the bond proceeds.

       The 1982 Industrial Development Revenue Bond bears interest at 65% of the prime lending rate (5.36% at February 2, 1996), is payable in equal monthly installments through August 2002 and is secured by land, building and equipment, with an aggregate carrying value of $2,781,000, which were purchased substantially with the bond proceeds.

       Other long-term liabilities consist of (i) retirement benefits payable to certain executives, (ii) an accrual for the noncash portion of rental payments and (iii) an accrual for insurance.

       Interest expense aggregated approximately $3,902,000, $2,635,000 and $1,583,000 in 1996, 1995 and 1994, respectively.

       The aggregate debt maturities subsequent to February 2, 1996 are as follows (dollars in thousands):

          Fiscal Year                                               Total
          -----------                                               -----
          1997                                                    $   798
          1998                                                        871
          1999                                                        885
          2000                                                        806
          2001                                                     35,717
          Thereafter                                                  180
                                                                  -------
          Total                                                   $39,257
                                                                  =======

3.     INCOME TAXES

       The provision (benefit) for income taxes consist of the following (dollars in thousands):

                                    1996           1995           1994
                                    ----           ----           ----
       Current:
         Federal                  $  2,683       $   4,723       $   4,918
         State and local             1,300           2,366           2,333
       Deferred                      2,117             411            (456)
                                  --------       ---------       ---------
       Total                      $  6,100       $   7,500       $   6,795
                                  ========       =========       =========

       The components of the deferred tax provision (benefit) consist of the following (in thousands):

                                                       1996         1995        1994
                                                       ----         ----        ----
       Inventory                                      $2,023       $ 794       $(982)
       Accrued expenses not currently deductible         146        (612)        (40)
       Excess of tax over book depreciation             (128)        172         479
       Other-net                                          76          57          87
                                                      ------       -----       -----

                                                      $2,117       $ 411       $(456)
                                                      ======       =====       =====

       The components of the deferred tax liability at February 2, 1996 and February 3, 1995 are as follows (in thousands):

                                                      1996          1995
                                                      ----          ----
       Excess of tax over book depreciation          $6,147       $ 6,275
       Inventory                                      4,237         2,214
       Accrued expenses not currently deductible       (870)       (1,016)
       Other - net                                      477           401
                                                     ------       -------
                                                     $9,991       $ 7,874
                                                     ======       =======

       The Company's effective income tax rate differs from the Federal statutory rate. The reasons for this difference are as follows (dollars in thousands):

                                                   1996                  1995                 1994
                                             ----------------     ----------------     ----------------
                                             Amount        %      Amount        %      Amount        %
                                             ------        -      ------        -      ------        -
       Federal statutory rate                $4,797      35.0     $5,849      35.0     $5,134      34.0
       Increases due to:
        State and local taxes - net of
         Federal income tax benefits          1,224       8.9      1,554       9.3      1,480       9.8
        Other - net                              79        .6         97        .6        181       1.2
                                             ------      ----     ------      ----     ------      ----
           Effective rate                    $6,100      44.5     $7,500      44.9     $6,795      45.0
                                             ======      ====     ======      ====     ======      ====

4.     COMMITMENTS AND CONTINGENT LIABILITIES

       The Company is required to make rental payments under noncancelable operating leases covering retail stores and certain equipment. Substantially all real estate leases include renewal options of five to twenty years and require additional rentals based on a percentage of sales and increases in real estate taxes. Rent expense for retail stores and equipment was $24,221,000 in 1996, $23,377,000 in 1995 and
       $20,435,000 in 1994. The contingent portion of rent expense amounted to $877,000, $902,000 and $695,000 in 1996, 1995 and 1994, respectively.

       Minimum rental commitments at February 2, 1996 under all noncancelable operating leases are as follows (dollars in thousands):

       Fiscal Year                                                    Total
       -----------                                                    -----
         1997                                                       $ 20,041
         1998                                                         20,562
         1999                                                         19,661
         2000                                                         19,011
         2001                                                         17,594
         2002-2006                                                    69,515
         2007-2011                                                    42,056
         2012-2016                                                    14,436
         2017-2021                                                     1,712
                                                                    --------
         Total                                                      $224,588
                                                                    ========

       The minimum rental commitments above do not include contingent amounts due of approximately $1,394,000 if the purchasers of stores sold by the Company were to default on the lease obligations assumed.

       The Company has been named as a defendant in certain claims and lawsuits incidental to the Company's business. Management of the Company, based upon discussions with legal counsel, believes that the ultimate resolution of such claims and lawsuits will not result in any material adverse effect on the Company's financial position or results of operations.

5.     COMMON STOCK

       During fiscal 1996, the stockholders of the Company ratified an amendment to the Company's Certificate of Incorporation which increased the number of authorized Class A common stock from 12,000,000 shares to 20,000,000 shares. The par value of both classes of common stock is $1.00 per share. The Class A common stock entitles the holders to one vote per share. The Class B common stock entitles the holders to 10 votes per share. The Class B common stock is restrictive with respect to transfer. Upon the sale or change in beneficial ownership of a share of Class B common stock, the purchaser or new beneficial owner shall only be entitled to receive Class A common stock, except in certain instances.

       Neither class will have preference over the other with regard to dividends or upon liquidation.

       During fiscal 1996, 1995 and 1994, the Company's Board of Directors declared and effected 10 percent stock dividends. Common share amounts and per common share amounts have been retroactively adjusted to reflect the effect of the above-mentioned 10 percent stock dividends where appropriate.

       As of February 2, 1996, under the Company's 1984 Employee Stock Option and Appreciation Rights Plan (the "Option Plan"), approximately 650,000 shares of Class A common stock were reserved for future issuance under options granted but not exercised or to be granted for periods of up to five years at an exercise price not less than the fair market value of the shares at the date of grant. The Company makes no charge to income in connection with the Option Plan, but does record the tax benefit of the difference between the option price and the market value at the date of exercise in capital in excess of par value ($5,000, $100,000 and $10,000 in 1996, 1995 and 1994, respectively).

       Additional information regarding the Option Plan follows (amounts have been restated to reflect the 10 percent stock dividends distributed in fiscal 1996, 1995 and 1994):

                                                         Number          Exercise
                                                        of Shares       Price Range
                                                        ---------       -----------
       Outstanding options for shares of
         Class A common stock-January 30, 1993           284,246      $ 3.95 - $ 9.11
         Exercised                                       (10,709)       4.35 -   5.90
         Canceled and expired                            (21,961)       6.92 -   8.28
                                                         -------      ---------------
       Outstanding options for shares of
         Class A common stock- January 28, 1994          251,576        3.95 -   9.11
         Granted                                         151,250       10.75 -  10.85
         Exercised                                       (57,437)       3.95 -   5.90
         Canceled & expired                               (7,986)          10.75
                                                         -------      ---------------
       Outstanding options for shares of
         Class A common stock-February 3, 1995           337,403        5.90 -  10.85
         Granted                                         144,760        9.66 -  10.25
         Exercised                                        (3,221)          5.90
         Canceled & expired                               (7,436)       9.66 -  10.75
                                                         -------      ---------------
       Outstanding options for shares of
         Class A common stock-February 2, 1996           471,506      $ 6.92 - $10.85
                                                         =======      ===============
       Exercisable at February 2, 1996                   471,506
                                                         =======

6.     PENSION PLAN

       In an earlier year, the Company elected to freeze the accumulation of retirement benefits in the Retirement Income Pension Plan (the "Plan") as of December 31, 1988. The adoption of this amendment has resulted in the freezing of the maximum benefits available to employees covered by the Plan as of December 31, 1988.

       Net pension expense for 1996, 1995 and 1994 was $108,000, $78,000 and $69,000, respectively.

       The components of net pension expense for 1996, 1995 and 1994 are summarized as follows (dollars in thousands):

                                                  1996       1995          1994
                                                  ----       ----          ----
       Interest cost on projected
         benefit obligations                     $ 207       $ 204        $ 196
       Expected return on plan assets             (160)       (177)        (180)
       Other - net                                  61          51           53
                                                 -----       -----        -----
       Net pension expense                       $ 108       $  78        $  69
                                                 =====       =====        =====

       The funded status of the plan and the amounts included in the accompanying balance sheets as of February 2, 1996 and February 3, 1995 are as follows (dollars in thousands):

                                                                          1996         1995
                                                                         -------      -------
       Assets and obligation:
       Actuarial present value of the projected benefit obligation -
       Vested employees                                                  $(2,896)     $(2,491)
                                                                         -------      -------
       Projected benefit obligations                                      (2,896)      (2,491)
       Plan assets at fair value                                           2,494        2,125
       Items not yet recognized in earnings:
       Unrecognized net obligations at transition date, net of
         accumulated amortization of $906 and $867 in 1996 and
         1995, respectively                                                  320          359
       Unrecognized net loss subsequent to transition date                   555          428
                                                                         -------      -------
       Prepaid pension expense included in the accompanying
         balance sheets                                                  $   473      $   421
                                                                         =======      =======

       Plan assets are invested primarily in bank pooled equity funds, bank fixed income funds, the Company's Class A common stock and a money market account. At February 2, 1996 the Plan held approximately 29,000 shares of the Company's Class A common stock.

       Significant assumptions used in determining net periodic pension expense and related prepaid pension expense were as follows:

                                                     1996   1995   1994
                                                     ----   ----   ----
       Discount rate                                 7.5%   8.7%   7.5%
       Expected long-term rate of return on assets   7.5%   8.0%   7.5%

       Unrecognized net obligations at transition date are being amortized over
       33.57 years and unrecognized gains and losses subsequent to transition date are being amortized over 17 years.

7.     EMPLOYEE STOCK OWNERSHIP PLAN

       The Company has an Employee Stock Ownership Plan (the "ESOP"), a defined contribution plan, for the benefit of all employees meeting certain minimum service requirements. Contributions to the ESOP are determined annually and are made at the discretion of the Company's Board of Directors. The ESOP's investments consists primarily of Class A common stock of the Company. The Company provided for a contribution of $103,000 in 1996, $130,000 in 1995 and $200,000 in 1994. At February 2, 1996, the
       ESOP held approximately 370,000 shares of the Company's Class A common stock.

8.     INCENTIVE COMPENSATION PLAN

       The 1987 Executive Bonus and Stock Plan (the "Executive Plan") allows the Compensation Committee of the Board of Directors of the Company to grant to certain executives of the Company awards based upon the achievement of certain targeted performance levels. Fifty percent of such awards shall be paid in cash and the balance shall be paid in Class A common stock of the Company over a four year period in five equal installments of twenty percent, assuming the continued employment of such executives. The Company has reserved approximately 300,000 shares of Class A common stock to be awarded under the Executive Plan. For fiscal year 1996, no awards were authorized. As of February 2, 1996, 24,418 shares of Class A common stock from the fiscal 1995 award will be issuable in three equal installments to certain executives over the next three years, 18,967 shares of Class A common stock from the fiscal 1994 award will be issuable in equal installments to certain executives in the next two years and 8,429 shares of Class A common stock from fiscal 1993 award will be issuable in the next year. The Company records the compensation expense related to the 24,418, 18,967 and 8,429 undistributed shares of Class A common stock as such shares are vested in by the executives.

9.     RETIREMENT AND SAVINGS PLAN

       During fiscal 1991, the Company adopted the Genovese Retirement and Savings Plan (the "Savings Plan"), a contributory savings plan under
       Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. The Company's contribution under the Savings Plan, which amounts to 50 percent of the employees' contribution up to a maximum of two percent of the employees' compensation, was $373,000 in 1996, $352,000 in 1995 and $343,000 in
       1994.

10.    GAIN ON THE SALE OF DIVISION

       During fiscal 1996, the Company sold the assets of its nursing home pharmacy division to a third party for net proceeds of approximately $3,014,000. The Company recorded a gain of $1,300,000 on the sale.

11.    UNAUDITED QUARTERLY FINANCIAL DATA

       Summarized quarterly financial data for the years ended February 2, 1996 and February 3, 1995 follows (dollars in thousands, except per common share amounts):

                        SIXTEEN WEEKS       TWELVE WEEKS       TWELVE WEEKS       TWELVE WEEKS       FISCAL YEAR
                           ENDED                ENDED            ENDED                ENDED            ENDED
                          MAY 26,            AUGUST 18,        NOVEMBER 10,        FEBRUARY 2,       FEBRUARY 2,
                            1995                1995               1995                1996             1996
                        -------------       ------------       ------------       ------------       -----------
       Sales              $178,983            $138,266           $137,719           $157,311           $612,279
                          ========            ========           ========           ========           ========
       Gross Profit       $ 50,744            $ 39,897           $ 41,975           $ 49,158           $181,774
                          ========            ========           ========           ========           ========
       Net Income         $  1,543            $  1,273           $  1,788           $  3,003           $  7,607
                          ========            ========           ========           ========           ========
       Net Income
         Per Common
         Share (a)        $    .14            $    .12           $    .16           $    .27           $    .69
                          ========            ========           ========           ========           ========

                        SIXTEEN WEEKS       TWELVE WEEKS       TWELVE WEEKS       THIRTEEN WEEKS    FISCAL YEAR
                            ENDED               ENDED              ENDED              ENDED            ENDED
                           MAY 20,           AUGUST 12,         NOVEMBER 4,        FEBRUARY 3,      FEBRUARY 3,
                            1994                1994               1994               1995             1995
                        -------------       ------------       ------------       ------------      -----------
       Sales               $159,456           $125,381           $126,728           $158,410          $569,975
                           ========           ========           ========           ========          ========
       Gross Profit        $ 46,494           $ 36,897           $ 39,073           $ 49,376          $171,840
                           ========           ========           ========           ========          ========
       Net Income          $  1,698           $  1,438           $  1,982           $  4,094          $  9,212
                           ========           ========           ========           ========          ========
       Net Income
         Per Common
         Share (a)         $    .16           $    .13           $    .18           $    .36          $    .83
                           ========           ========           ========           ========          ========

(a) Adjusted, where appropriate, to reflect the effect of the 10 percent stock dividends distributed in both fiscal 1996 and 1995.

                                     ******

                                                                      SCHEDULE I

GENOVESE DRUG STORES, INC.

VALUATION AND QUALIFYING ACCOUNTS
 (in thousands)

              COLUMN A                        COLUMN B         COLUMN C           COLUMN D         COLUMN E
              --------                        --------         --------           --------         --------
                                                               ADDITIONS
                                             BALANCE AT       CHARGED TO                            BALANCE
                                              BEGINNING        COST AND            AMOUNTS         AT END OF
            DESCRIPTIONS                      OF PERIOD        EXPENSES          WRITTEN-OFF        PERIOD
            ------------                     ----------       ----------         -----------       ---------
YEAR ENDED FEBRUARY 2, 1996:
  Allowance for doubtful accounts                $299            $1,195             $222            $1,272
                                                 ====            ======             ====            ======

YEAR ENDED FEBRUARY 3, 1995:
  Allowance for doubtful accounts                $340            $  -               $ 41            $  299
                                                 ====            ======             ====            ======

YEAR ENDED JANUARY 28, 1994:
  Allowance for doubtful accounts                $334            $   25             $ 19            $  340
                                                 ====            ======             ====            ======

                                Index to Exhibits


        3.1 Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 27, 1995

        3.2 By-Laws, as amended (Exhibit 3.2 of Annual Report on Form 10-K for the year ended January 31, 1992)

        3.3   By-Law Section 1.01, as amended through December 4, 1995

       10.1 1984 Employee Stock Option and Stock Appreciation Rights Plan (filed August 2, 1994 on Form S-8 Registration Statement No. 33-54857)

       10.2 1987 Executive Bonus and Stock Plan, as amended through June 13, 1994 (Exhibit 10.2 of Annual Report on Form 10-K for the year ended February 3, 1995)

       10.3 Registrant's Retirement Income Plan, as amended and restated effective as of January 1, 1989 (Exhibit 10.3 of Annual Report on Form 10-K for the year ended February 3, 1995)

       10.4 Registrant's Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1989 (Exhibit 10.4 of Annual Report on Form 10-K for the year ended February 3, 1995)

       10.5 Registrant's Retirement and Savings Plan, effective January 1, 1994 (Exhibit 10.5 of Annual Report on Form 10-K for the year ended February 3, 1995)

       10.6 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated October 13, 1994 (Exhibit 10.6 of Annual Report on Form 10-K for the year ended February 3, 1995)

       10.7   Form of Severance Agreement

       10.8 First Amendment to the Genovese Drug Stores Inc. Retirement Income Plan (As amended and restated effective January 1, 1989)

       10.9 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated June 29, 1995

        11    Computation of Net Income Per Common Share

        21    Subsidiaries of the Registrant

        23    Consent of Independent Auditors

        27    Financial Data Schedule