Form 10-Q
period 1996-05-24
GENOVESE DRUG STORES INC
filed 1996-06-27
CIK 40970

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        May 24, 1996
                               --------------------------

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                              --------  ---------


Commission file number  1-7623
                      ----------

                           GENOVESE DRUG STORES, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                               11-1556812
- -------------------------------            --------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                   80 Marcus Drive, Melville, New York, 11747
         -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 420-1900
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   NONE
- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



              CLASS                     OUTSTANDING AT MAY 24, 1996
- ----------------------------------  ----------------------------------

COMMON STOCK:
Class A, par value $1.00 per share             5,535,636
Class B, par value $1.00 per share             5,569,393

                           GENOVESE DRUG STORES, INC.

                                     INDEX


                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

          Condensed Balance Sheets - May 24, 1996
          (Unaudited) and February 2, 1996                               2

          Condensed Statements of Income - Sixteen Weeks
          Ended May 24, 1996 and May 26, 1995
          (Unaudited)                                                    3

          Condensed Statements of Cash Flows -
          Sixteen Weeks Ended May 24, 1996
          and May 26, 1995  (Unaudited)                                  4

          Notes to Unaudited Condensed Financial Statements              5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          6-7


PART II.  OTHER INFORMATION AND SIGNATURES                               8

Exhibit 11 - Statement Re:  Computation of Net Income
             Per Common Share                                            9

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                               May 24,         February 2,
                                                                1996              1996
                                                            -----------        -----------
                                                            (Unaudited)          (Note 1)
                                Assets
Current Assets:
   Cash                                                      $  1,600            $  2,251
   Receivables                                                 16,432              14,396
   Merchandise inventory                                      102,136             104,855
   Prepaid expenses and other                                   3,413               5,089
                                                             --------            --------

       Total Current Assets                                   123,581             126,591
                                                             --------            --------

Property and Equipment, net                                    73,487              71,637
                                                             --------            --------

Other Assets                                                    6,516               5,813
                                                             --------            --------

       Total Assets                                          $203,584            $204,041
                                                             ========            ========

                     Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable, accrued expenses and other              $ 58,147            $ 69,651
   Current portion of long-term debt                              798                 798
   Notes payable to banks                                      23,350              15,250
                                                             --------            --------

         Total Current Liabilities                             82,295              85,699
                                                             --------            --------

Long-Term Liabilities                                          43,779              41,455
                                                             --------            --------

Deferred Income Taxes Payable                                   7,219               7,219
                                                             --------            --------

Stockholders' Equity:
   Common stock - $1.00 par value, 32,000,000
   shares authorized, 11,237,673 shares and
   11,236,673 shares issued at May 24, 1996
   and February 2, 1996, respectively                          11,238              11,237
   Capital in excess of par value                              56,186              56,182
   Retained earnings                                            4,175               3,556
                                                             --------            --------
                                                               71,599              70,975
   Less:  Common stock in treasury at cost -
   132,644 shares and 132,512 shares at May 24, 1996
   and February 2, 1996, respectively                           1,308               1,307
                                                             --------            --------

         Total Stockholders' Equity                            70,291              69,668
                                                             --------            --------

         Total Liabilities and Stockholders'
            Equity                                           $203,584            $204,041
                                                             ========            ========

See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)



                                                       Sixteen Weeks Ended
                                                   ---------------------------
                                                      May 24,        May 26,
                                                       1996           1995
                                                   -----------     ----------

Sales                                             $   200,823     $   178,983
                                                  -----------     -----------

Costs and Expenses:
  Cost of merchandise sold                            143,725         128,239
  Selling, general and
    administrative expenses                            53,555          48,153
                                                  -----------     -----------
                                                      197,280         176,392
                                                  -----------     -----------

Operating Profit                                        3,543           2,591
Interest Expense                                       (1,249)         (1,085)
Gain on sale of the
  nursing home division                                ---              1,300
                                                  ------------    -----------

Income Before Income Taxes                              2,294           2,806
Income Taxes                                            1,009           1,263
                                                  -----------     -----------

Net Income                                        $     1,285     $     1,543
                                                  ===========     ===========

Net Income Per Common Share (a)                   $       .12     $       .14
                                                  ===========     ===========

Average Number of Common Shares
  Outstanding (a)                                  11,105,000      11,092,000
                                                  ===========     ===========

Cash Dividends Paid Per Common
  Share (a)                                       $       .06     $       .05
                                                  ===========     ===========

(a) Adjusted, where appropriate, to retroactively reflect the effect of a 10 percent stock dividend distributed on January 4, 1996.

See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                           Sixteen Weeks Ended
                                                        -------------------------
                                                            May 24,     May 26,
                                                             1996        1995
                                                        ------------  -----------
Cash Flows From Operating Activities:
  Net income                                              $ 1,285       $ 1,543
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
     activities:
     Depreciation and amortization                          3,397         2,813
     Provision for LIFO inventory valuation                 1,200         1,100
     Gain on the sale of the nursing home
        division                                              ---        (1,300)
     Provision for other noncash expenses                      93           317
     Changes in certain assets and liabilities:
        Receivables                                        (2,129)        1,142
        Merchandise inventory                               1,519         1,541
        Prepaid expenses and other                          1,676           324
        Deferred charges and other assets                    (965)         (348)
        Accounts payable, accrued expenses
          and other                                       (11,458)      (16,279)
                                                          -------       -------
Net cash used for operating activities                     (5,382)       (9,147)
                                                          -------       -------

Cash Flows From Investing Activities:
  Purchase of property and equipment                       (4,985)       (5,169)
  Proceeds from the sale of the nursing home division         ---         2,719
                                                          -------       -------

Net cash used for investing activities                     (4,985)       (2,450)
                                                          -------       -------

Cash Flows From Financing Activities:
  Net increase in debt                                     10,600        11,750
  Repayments of long term liabilities                        (222)         (211)
  Issuance of Common Stock - Employee Stock
    Ownership and Appreciation Rights Plan                      5           ---
  Treasury stock purchased                                     (1)         (206)
  Payment of cash dividends                                  (666)         (605)
                                                          -------       -------

Net cash provided by financing activities                   9,716        10,728
                                                          -------       -------

Net Increase (Decrease) in Cash                              (651)         (869)
Cash at Beginning of Period                                 2,251         2,229
                                                          -------       -------

Cash at End of Period                                     $ 1,600       $ 1,360
                                                          =======       =======

Supplemental Disclosure:
  Interest paid                                           $ 1,186       $ 1,150
  Income taxes paid                                       $ 3,422       $ 3,753

See the accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. The condensed balance sheet as of May 24, 1996, the condensed statements of income for the sixteen week periods ended May 24, 1996 and May 26, 1995 and the condensed statements of cash flows for the sixteen week periods ended May 24, 1996 and May 26, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X by the Company, without audit. The balance sheet as of February 2, 1996 was derived from the audited balance sheet included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at May 24, 1996 and for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 1996.

2. During the sixteen weeks ended May 26, 1995, the Company sold the assets of its nursing home pharmacy division to a third party and record a gain of $1,300,000.

3. The results of operations for the sixteen weeks ended May 24, 1996 and May 26, 1995 are not necessarily indicative of the results to be expected for the full year.

4. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At May 24, 1996 and February
        2, 1996, inventories would have been greater by $20,150,000 and $18,950,000, respectively, if they had been valued at replacement costs.

5. On June 17, 1996, the Company's Board of Directors declared a cash dividend of $.06 per common share payable on July 9, 1996 to holders of record as of July 2, 1996.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FOR THE SIXTEEN WEEKS ENDED MAY 24, 1996

Sales increased by 12.2% for the first quarter. On a comparable store basis (stores opened during all of fiscal 1995 and 1996), sales increased by 7.8%. The sales contribution of the 18 stores opened in the past two fiscal years in addition to the seasoned stores sales growth were the main components of the sales increase.

Cost of merchandise sold, expressed as a percentage of sales, remained constant at 71.6% for the first quarter versus last year. The most significant factors effective gross margins were decreases in gross margins related to pharmacy merchandise caused by reductions in third party reimbursement rates which were offset by higher margins in non-pharmacy departments.

Selling general and administrative expenses as a percentage of sales decreased to 26.7% this year versus 26.9% in the prior year. This decrease was the result of cost controls put in place during the past few years.

Interest expense was $1,249,000 versus $1,085,000 in the prior year. This increase was due to higher levels of borrowings and higher interest rates experienced in this year's quarter.

Operating profit increased 36.7% to $3,543,000 from $2,591,000 last year. Net income for the first quarter was $1,285,000 or $.12 per share. Last year's net income for the quarter, which included $722,000 ($.07 per share) related to a gain from the sale of the Company's nursing home division was $1,543,000 or $.14 per share. Excluding the one-time gain on the sale, the Company's net income increased 56.5%.

FINANCIAL CONDITION

The Company's operating, investing and financing activities for the sixteen weeks ended May 24, 1996 utilized net cash of $651,000 as follows:

- -    Operating activities utilized $5,382,000 primarily due to the reduction of accounts payable and other current liability balances and an increase in accounts receivable which was particularly offset by reductions in the merchandise inventory and cash generated by operations.

- -    Investing activities utilized $4,985,000 due to purchases of property and equipment.

- -    Financing activities provided $9,716,000 from additional short-term borrowings partially offset by the repayment of long-term debt and the payment of cash dividends.

Working capital at May 24, 1996 increased to $41.3 million. The working capital ratio was 1.50 to 1.0 at May 24, 1996 versus of 1.48 to 1.0 at February 2, 1996.

The Company is currently restructing its debt. The Company has received a commitment from two banks to enter into a revolving term loan agreement and a short-term line of credit which will allow for aggregate borrowings of $50 million and has engaged an investment banking firm related to the placement of $40 million in fixed rate notes payable.

The Company anticipates that its working capital needs for the remainder of fiscal 1997 will be satisfied through operating results and, as necessary, through borrowings under facilities available to the Company.

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

                                   GENOVESE DRUG STORES, INC.
                                   ---------------------------
                                         (Registrant)



Date:   June 24, 1996        By:  /s/    Jerome Stengel
      --------------------        -----------------------------
                                         Jerome Stengel
                                  (Vice President & Treasurer)
                                  (Principal Financial Officer)

                                EXHIBITS INDEX



Exhibit No.                                      Description
- -----------                                      -----------

   11                                   Computation of Net Income Per
                                                  Common Share





   27                                   Financial Data Schedule