Form 10-Q
period 1996-08-16
GENOVESE DRUG STORES INC
filed 1996-09-30
CIK 40970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        August 16, 1996

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

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              CLASS                   OUTSTANDING AT AUGUST 16, 1996

COMMON STOCK:
Class A, par value $1.00 per share                 5,556,600
Class B, par value $1.00 per share                 5,548,429

                           GENOVESE DRUG STORES, INC.

                                      INDEX

                                                                    PAGE
                                                                    ----
PART I.           FINANCIAL INFORMATION

           Condensed Balance Sheets - August 16, 1996
           (Unaudited) and February 2, 1996                          2

           Condensed Statements of Income - Twelve and
           Twenty-Eight Weeks Ended August 16, 1996 and
           August 18, 1995 (Unaudited)                               3

           Condensed Statements of Cash Flows -
           Twenty-Eight Weeks Ended August 16, 1996
           and August 18, 1995  (Unaudited)                          4

           Notes to Unaudited Condensed Financial Statements         5

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      6-7


PART II.  OTHER INFORMATION AND SIGNATURES                           8


Exhibit 11 - Statement Re:  Computation of Net Income
             Per Common Share                                        9

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                August 16,     February 2,
                                                                   1996           1996
                                                                   ----           ----
                                                               (Unaudited)      (Note 1)
                                   Assets
Current Assets:
        Cash                                                     $  1,600       $  2,251
        Receivables                                                16,272         14,396
        Merchandise inventory                                     106,210        104,855
        Prepaid expenses and other                                  2,055          5,089
                                                                 --------       --------

     Total Current Assets                                         126,137        126,591
                                                                 --------       --------

Property and Equipment, net                                        75,685         71,637
                                                                 --------       --------

Other Assets                                                        7,783          5,813
                                                                 --------       --------

                Total Assets                                     $209,605       $204,041
                                                                 ========       ========

                      Liabilities and Stockholders' Equity

Current Liabilities:
        Accounts payable, accrued expenses and other             $ 61,718       $ 69,651
        Current portion of long-term debt                             798            798
        Notes payable to banks                                     24,850         15,250
                                                                 --------       --------

                Total Current Liabilities                          87,366         85,699
                                                                 --------       --------

Long-term liabilities                                              43,579         41,455
                                                                 --------       --------

Deferred income taxes payable                                       7,219          7,219
                                                                 --------       --------

Stockholders' Equity:
     Common stock - $1.00 par value, 32,000,000
     shares authorized, 11,237,673
     shares and 11,236,673 shares issued
     at August 16, 1996
     and February 2, 1996, respectively                            11,238         11,237
     Capital in excess of par value                                56,187         56,182
     Retained earnings                                              5,324          3,556
                                                                 --------       --------
                                                                   72,749         70,975
     Less:  Common stock in treasury at cost -
     132,644 shares at August 16, 1996 and 132,512
     at February 2, 1996                                            1,308          1,307
                                                                 --------       --------

          Total Stockholders' Equity                               71,441         69,668
                                                                 --------       --------

          Total Liabilities and Stockholders' Equity             $209,605       $204,041
                                                                 ========       ========

See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                             Twelve Weeks Ended                    Twenty-Eight Weeks Ended
                                             ------------------                    ------------------------
                                       August 16,            August 18,         August 16,        August 18,
                                          1996                  1995               1996              1995
                                       ----------            ----------        -----------          -------
Sales                                 $    155,792        $    138,266        $    356,615        $    317,249
                                      ------------        ------------        ------------        ------------

Cost and Expenses:
  Cost of merchandise sold                 109,840              98,369             253,565             226,608
  Selling, general and
     administrative expenses                41,745              36,643              95,300              84,796
                                      ------------        ------------        ------------        ------------
                                           151,585             135,012             348,865             311,404
                                      ------------        ------------        ------------        ------------

Operating Profit                             4,207               3,254               7,750               5,845
Gain on sale of the
  nursing home division                       --                  --                  --                 1,300
Interest expense                              (964)               (940)             (2,213)             (2,025)
                                      ------------        ------------        ------------        ------------

Income Before Income Taxes                   3,243               2,314               5,537               5,120
Income Taxes                                 1,427               1,041               2,436               2,304
                                      ------------        ------------        ------------        ------------

Net Income                            $      1,816        $      1,273        $      3,101        $      2,816
                                      ============        ============        ============        ============

Net Income Per Common Share (a)       $        .16        $        .12        $        .28        $        .25
                                      ============        ============        ============        ============

Average Number of Common Shares
  Outstanding (a)                       11,105,000          11,064,000          11,105,000          11,060,000
                                      ============        ============        ============        ============

Cash Dividends Paid Per Common
  Share (a)                           $        .06        $        .05        $        .12        $        .11
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

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Twenty-Eight Weeks Ended
                                                      ------------------------
                                                     August 16,     August 18,
                                                        1996            1995
                                                     -----------      ---------
Cash Flows From Operating Activities:
  Net income                                          $  3,101        $  2,816
  Adjustments to reconcile net income to
    net cash used for operating activities:
     Depreciation and amortization                       5,999           4,924
     Provision for LIFO inventory valuation              1,900           1,800
     Gain on the sale of the nursing home
        division                                          --            (1,300)
     Provision for other noncash expenses                  139             214
     Changes in certain assets and liabilities:
         Receivables                                    (2,015)          1,368
       Merchandise inventory                            (3,255)           (184)
         Prepaid expenses and other                      3,034           1,850
       Deferred charges and other assets                (2,415)         (1,381)
         Accounts payable, accrued expenses
           and other                                    (7,875)        (11,317)
                                                      --------        --------

Net cash used for operating activities                  (1,387)         (1,210)
                                                      --------        --------

Cash Flows From Investing Activities:
  Purchase of property and equipment, net               (9,602)         (7,651)
  Proceeds from the sale of the nursing
     home division                                        --             2,719
                                                      --------        --------

Net cash used for investing activities                  (9,602)         (4,932)
                                                      --------        --------

Cash Flows From Financing Activities:
  Net increase in debt                                  12,100           7,250
  Repayments of long term liabilities                     (434)           (622)
  Payment of cash dividends                             (1,333)         (1,209)
    Issuance of common stock under the Employee
     Stock Option and Rights Appreciation Plan               6              21
  Treasury stock purchased                                  (1)           (227)
                                                      --------        --------

Net cash provided by financing activities               10,338           5,213
                                                      --------        --------

Net Decrease in Cash                                      (651)           (929)
Cash at beginning of period                              2,251           2,229
                                                      --------        --------

Cash at end of period                                 $  1,600        $  1,300
                                                      ========        ========

Supplemental Disclosure:
  Interest paid                                       $  2,187        $  2,113
  Income taxes paid                                   $  3,486        $  3,791

See the accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. The condensed balance sheet as of August 16, 1996, the condensed statements of income for the twelve and twenty-eight week periods ended August 16, 1996 and August 18, 1995 and the condensed statements of cash flows for the twenty-eight week periods ended August 16, 1996 and August 18, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X by the Company, without audit. The balance sheet as of February 2, 1996 was derived from the audited balance sheet included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at August 16, 1996 and for the periods presented have been made.

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

2. The results of operations for the twelve and twenty-eight weeks ended August 16, 1996 and August 18, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At August 16, 1996 and February 2, 1996, inventories would have been greater by $20,850,000 and $18,950,000, respectively, if they had been valued at replacement costs.

4. During the twenty-eight weeks ended August 18, 1995, the Company sold the assets of its nursing home pharmacy division to a third party and record a gain of $1,300,000.

5. On September 10, 1996, the Company's Board of Directors declared a cash dividend of $.06 per common share payable on October 3, 1996 to holders of record as of September 26, 1996.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


FOR THE TWELVE AND TWENTY-EIGHT WEEKS ENDED AUGUST 16, 1996

Sales increased by 12.7% for the second quarter and 12.4% for the first half. On a comparable store basis (stores opened during all of fiscal 1996 and 1997 to date), sales increased by 7.5% for the quarter and 7.7% for the half. The sales contribution of the 14 stores opened during the past eighteen months in addition to the maturation of existing stores and indeterminable amount of inflation were the primary components of the sales increases.

Cost of merchandise sold, expressed as a percentage of sales, decreased to 70.5% for the second quarter versus 71.1% last year. The results for the first half followed the same trend with the cost of merchandise sold at 71.1% this year versus 71.4% last year. The primary factors resulting in the increases in gross profit are change in product mix and improvements in merchandise acquisition practices, partially offset by a decrease in pharmacy margins due to continued reductions in third party reimbursement rates.

Selling, general and administrative expenses remained constant at 26.7% of sales for the first half and increased from 26.5% to 26.8% for the quarter.

Interest expense was $964,000 versus $940,000 for the quarter and $2,436,000 versus $2,304,000 for the first half. This increase was due to higher levels of borrowings during this year.

Net income for the second quarter increased 42.7% to $1,816,000 or $.16 per share from $1,273,000 or $.12 per share last year. Net income for the first half was $3,101,000 or $.28 per share versus $2,816,000 or $.25 per share last year. Last years net income for the first half includes a gain of $722,000 or $.07 per share related to the sale of the Company's nursing home division.

FINANCIAL CONDITION

The Company's operating, investing and financing activities for the twenty-eight weeks ended August 16, 1996 utilized net cash of $651,000 as follows:

- -        Operating activities utilized $1,387,000 primarily due to the reduction of accounts payable and other current liability balances, an increase in accounts receivable and merchandise inventories offset by cash generated by operations.

- -        Investing activities utilized $9,602,000 due to purchases of property and equipment.

- -        Financing activities provided $10,338,000 primarily from short-term borrowings partially offset by the repayment of long-term debt and the payment of cash dividends.

Working capital at August 16, 1996 was $38.8 million. The working capital ratio was 1.44 to 1.0 at August 16, 1996 versus of 1.48 to 1.0 at February 2, 1996.

The Company is currently restructuring its debt. Negotiations are in process for a $90 million credit facility with several banks.

The Company anticipates that its working capital needs for the remainder of fiscal 1997 will be satisfied through operating results and, as necessary, through borrowings under facilities available to the Company.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

The following exhibit is included herein:

(11) Statement re:  computation of net income per common share.

There were no reports on Form 8-K filed during the twelve week period ended August 16, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENOVESE DRUG STORES, INC.
                                         (Registrant)



Date:  September 30, 1996     By:  /s/   Jerome Stengel
       ------------------         --------------------------------
                                         Jerome Stengel
                                  (Vice President & Treasurer)
                                  (Principal Financial Officer)