Form 10-K
period 1997-01-31
GENOVESE DRUG STORES INC
filed 1997-04-22
CIK 40970

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]

For the fiscal year ended January 31, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [no fee required]

For the transition period from           to

Commission file number 1-7623

                           GENOVESE DRUG STORES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          11-1556812
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   80 Marcus Drive, Melville, New York                           11747
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (516) 420-1900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1997 was $95,563,000

The number of shares outstanding of the registrant's two classes of common stock as of March 15, 1997 was: Class A - 6,296,851; Class B - 6,021,078

Documents incorporated by reference: Portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934 are incorporated by reference into Part III.

PART I

Item 1.  Business

General

Genovese Drug Stores, Inc. (the "Registrant"), organized in 1924, operates a chain of retail drug and general merchandise stores primarily under the "Genovese" name, which as of January 31, 1997 totalled 125 stores in number. Its primary trading area covers Long Island and parts of New York City. Stores are also located in southeastern New York and in the states of New Jersey and Connecticut. During fiscal 1997, the Registrant opened six stores, two in Staten Island and one each in Manhattan, Queens, Nassau and the Bronx. One store was converted from a drug store to a discount clearance store. The Registrant continued a program of acquiring independent drug stores within its marketing area, purchasing the pharmacy files and inventory of independent drug stores, in some cases employing the pharmacist owner/managers.

During fiscal 1997, the Registrant began operations of its pharmacy benefits management subsidiary, GenPlus Managed Care Inc. GenPlus markets prescription drug cost management programs to HMO's, unions, employers and third party administrators located primarily in its trading area.

In addition, the Registrant operates a mail order prescription division, a professional photo retail store, an arts and craft store and a discount clearance store.

Operations

The Registrant's stores, many of which are located in suburban areas, operate primarily on a self-service, cash and carry basis, and, as distinguished from the typical neighborhood drug store, service a relatively large trading area and offer a much broader selection of merchandise. The Registrant's headquarters is located in Melville, New York.

The Registrant operates a distribution center in Bohemia, New York, which is shipping approximately seventy-five percent of its store requirements. Merchandise is also purchased directly from manufacturers and other suppliers and is drop-shipped directly to each store. The Registrant's business is seasonal and sales are normally greater during the fourth fiscal quarter of the year than during any of the first three fiscal quarters.

Merchandising

The Registrant's stores contain a prescription drug department staffed by registered pharmacists and have a full line of prescription medicine. Besides proprietary drugs, cosmetics and health and beauty aids, the merchandise carried includes candy, housewares, hardware, small appliances, toys, books, paper goods, greeting cards, film and tobacco products. As of January 31, 1997, sixty-two stores offered on-site photofinishing services through the use of a In-Store Photo Lab.

The merchandising policy of the registrant is to maximize sales volume by offering a broad line of nationally advertised products at relatively low retail prices, in many cases below the manufacturer's suggested retail price.

The Registrant also sells private label products in the vitamin, health and beauty aid and general sundry areas. It is the policy of the Registrant to replace or return the purchase price of any item, exclusive of prescription drugs, which proves unsatisfactory to a customer.

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

Information as to Industry Segments and Product Lines

Operation of retail drug stores is the registrant's only significant industry segment. During its last five fiscal years, the only class of similar products sold by the Registrant which contributed 10% or more to total sales and revenues was prescription drugs, which accounted for approximately the following percentages of total sales:

                       1997       38.2%
                       1996       36.1%
                       1995       35.4%
                       1994       34.4%
                       1993       33.2%

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

Employees

The registrant has approximately 5,000 full time and part time employees, of whom approximately 4,500 are involved directly in store operations.

Item 2.  Properties


The Registrant's corporate headquarters is located in Melville, New York, where it owns a modern one-story brick building containing approximately 78,000 square feet of floor space. A portion of the building is dedicated to the registrant's mail order prescription division and an additional area is utilized for the processing of damaged merchandise returned from the Registrant's stores. The outstanding balance of the mortgage on the Melville building as of January 31, 1997 was $616,000. The Registrant owns a distribution center located in Bohemia, New York, which consists of approximately 265,000 square feet. The outstanding balance of the mortgage on the Bohemia building as of January 31, 1997 was $2,433,000. The Registrant owns a building with approximately 7,300 square feet of total floor space in Brooklyn, New York and a building with approximately 25,000 square feet of total floor space in Huntington, New York from which it operates drug stores. The Registrant also owns a building in Sayville, New York with approximately 10,000 square feet of space which it is converting into a drug store. The Registrant also rents 100,000 square feet of public warehouse space for storing seasonal goods.

The 125 drug stores, the one arts & crafts store, the one discount clearance store and the one professional photo retail store operated by the Registrant are located in the following areas: Suffolk County (33), Nassau County (30), New York City (50), southeastern New York State (4), New Jersey (4) and Connecticut
(7). These stores range in selling area from approximately 4,000 square feet to 22,000 square feet, generally averaging about 11,000 square feet of floor space per store. Nearly all are maintained under leases providing for terms which, in general, range from 15 to 20 years, presently expiring at various dates from 1998 through 2021.

The fixtures and equipment contained in these operating facilities are generally owned by the Registrant. The Registrant considers its facilities to be adequate for its present operations and are in good condition and well maintained.

Item 3.  Legal Proceedings

There are various routine lawsuits and claims pending against the Registrant. In the opinion of registrant's management, after discussion with counsel, none of these actions will have a material adverse effect on the financial position or results of operations of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of stockholders to report during the fourth quarter of the Registrant's fiscal year ended January 31, 1997.

Item 4A. Executive Officers of the Registrant


The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

The following table sets forth the name, age, current position and principal occupation and employment during the past five years of the Registrant's executive officers.

                                              Positions and offices held
     Name of                      Officer     with the Registrant during
Executive Officer       Age        Since          the past five years
-----------------       ---        -----      --------------------------

Leonard Genovese        62         1961        Chairman of the Board of
                                               Directors and President

Herbert J. Kett         64         1967        Vice Chairman and Director

Allan Patrick           50         1980        Executive Vice President
                                               and Director

John Harlow             39         1996        Senior Vice President (Prior
                                               to April 1996 held the
                                               position of National Service
                                               Director of Retail Operations
                                               at Arthur Andersen Consulting)

Jerome Stengel          60         1973        Vice President, Treasurer
                                               and Chief Financial Officer

Susan Crickmore         42         1993        Vice President (Prior to June
                                               1993 held the position of Human
                                               Resources Manager at Loral
                                               Microwave--Narda West, a defense
                                               concern).

Thomas Esposito        64         1991         Vice President

Dominick Lettieri      54         1982         Vice President

Irwin Livon            60         1991         Vice President

David C. Reynolds      53         1990         Vice President

Gene L. Wexler         41         1994         Vice President, General
                                               Counsel and Assistant Secretary
                                               (Prior to January 1994
                                               was General Counsel at COS
                                               Computer Systems Inc., a
                                               computer leasing concern)

PART II


Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

The Class A common stock of Genovese Drug Stores, Inc. is traded on the American Stock Exchange (ticker symbol GDXA). The Registrant's Class B common stock is not traded on any market and is restricted with respect to transfer (see Note 5 of the Notes to Financial Statements).

Quarterly cash dividends aggregating $.22 per share and $.20 per share per fiscal year (after restatement for the 10 percent stock dividends distributed in fiscal 1997 and 1996) were paid for both Class A and Class B shares during the years ended January 31, 1997 and February 2, 1996. The Registrant has certain loan agreements which contain covenants effectively limiting the payment of cash dividends (see Note 2 of the Notes to Financial Statements).

High and low stock prices for the last two fiscal years were:



                        Fiscal 1997                  Fiscal 1996
                        -----------                  -----------
       Fiscal
       Quarter       High          Low             High         Low
       -------       ----          ---             ----         ---
       First       $ 9 3/4       $ 8 1/8         $ 9 1/8       $7 7/8
       Second      $ 9 3/4       $ 7 5/8         $ 9 7/8       $8 1/4
       Third       $14 3/8       $ 9             $11 3/8       $8 1/8
       Fourth      $16 7/8       $11 7/8         $10 1/4       $8 1/2


The common stock prices, where appropriate, have been adjusted to reflect the 10 percent stock dividends distributed in fiscal 1997 and 1996.

                                                      Approximate Number of
                                                       Record Stockholders
        Title of Class                               (as of January 31, 1997)
        --------------                               ------------------------
Common Stock:
Class A, Par Value $1.00 per share,
  one vote per share                                          2,000 *
Class B, Par Value $1.00 per share,
  ten votes per share                                           136


* Since a portion of the Class A Common Stock is held in "street" name or nominee name, the registrant is unable to determine the exact number of beneficial holders.

Item 6. Selected Financial Data

The following is a summary of operations of the Registrant for the five years ended January 31, 1997.

                                                                  FISCAL YEAR ENDED (a)
                               ---------------------------------------------------------------------------------------
                                January 31,         February 2,       February 3,       January 28,       January 29,
                                  1997                 1996              1995              1994               1993
                               ------------        ------------      ------------      ------------       ------------
Sales                          $695,298,000        $612,279,000      $569,975,000      $489,141,000       $463,106,000

Net income                     $ 10,401,000        $  7,607,000      $  9,212,000      $  8,306,000       $  7,261,000

Net income per common
  share (b) & (c)              $        .85        $        .62      $        .76      $        .68       $        .60

Total assets                   $230,063,000        $204,041,000      $182,778,000      $155,444,000       $130,808,000

Working capital                $ 52,427,000        $ 40,892,000      $ 35,839,000      $ 44,295,000       $ 39,190,000

Long-term liabilities          $ 63,554,000        $ 41,455,000      $ 34,314,000      $ 36,247,000       $ 29,134,000

Stockholders' equity           $ 77,680,000        $ 69,668,000      $ 64,508,000      $ 57,480,000       $ 51,205,000

Cash dividends per
 common share (c)              $        .22        $        .20      $        .19      $        .17       $        .15


(a) Fiscal 1995 was a 53 week year. All other fiscal years presented are 52 weeks.

(b) Stock options granted are not included as their dilutive effect was not material during the periods presented.

(c)  Adjusted to reflect the effect of the 10 percent stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant achieved record sales for the thirty-fourth consecutive year as sales increased 13.6% to $695,298,000. The sales increase was led by a comparable store (those open all of fiscal 1997 and 1996) sales increase of 8.2%.

The Registrant also recorded record earnings. Net income for fiscal 1997 was $10,401,000, an increase of 36.1% over the $7,607,000 recorded in fiscal 1996. On a per share basis, net income increased to $.85 from $.62.

Prescription drug sales accounted for 38.2% of total fiscal 1997 sales versus 36.1% in fiscal 1996. Pharmacy sales increased 20.0% due to an increase in the number of prescriptions filled, to a record of over 8 million, and an increase in the average prescription selling price.

During fiscal 1997, third party sales accounted for 75.8% of the total prescription sales, compared to 69.6% in fiscal 1996. The Registrant expects this trend to continue as the number of people covered under third party plans increases.

The Registrant's non-pharmacy sales increased by 10.0%.

During fiscal 1997, increases in non-pharmacy gross margins offset decreases in pharmacy gross margins resulting in the Registrant's gross profit margin remaining constant at 29.7%.

Selling, general and administrative expenses, including occupancy costs, decreased to 26.5% of sales versus 27.0% in fiscal 1996. The decrease was attributable to cost control measures put in place by management, particularly with respect to payroll expenses, and certain fixed expenses being absorbed by a larger sales base.

Interest expense was $4.0 million in fiscal 1997 versus $3.9 million in fiscal 1996.

The Registrant's effective tax rate decreased to 43.8% from 44.5% last year.

Subsequent to January 31, 1997, the Registrant sold the assets of its Living Color photo processing plant for net proceeds of approximately $3.8 million. The net book value of the assets sold was approximately $3.7 million.

Simultaneously with the sales of the photo processing plant, the Registrant entered into an agreement whereby the Registrant will out-source all of its out of store photo finishing.

During fiscal 1996, the Registrant sold the assets of its nursing home division for net proceeds of approximately $3.0 million, and recorded a gain of $1.3 million on the sale.

Liquidity and Capital Resources

As of January 31, 1997, the Registrant had $2,368,000 in cash compared to $2,251,000 at February 2, 1996. Working capital levels increased to $52.4 million at January 31, 1997 versus $40.9 million at February 2, 1996.

The Registrant's cash requirements arise primarily from the costs associated with the opening of new stores, remodeling of existing stores, purchasing of inventory, debt service and payment of dividends.

During fiscal 1997, operating activities provided $25.9 million compared with $5.5 million in the prior year. The increase is primarily attributable to increases in net income, accounts payable and accrued expenses partially offset by increases in receivables, inventory and other assets.

Investing activities used $18.5 million for the purchase of property and equipment. During fiscal 1996 investing activities used $12.9 million primarily for the purchase of property and equipment, partially offset by proceeds from the sale of the registrant's nursing home division.

Financing activities used $7.2 million during fiscal 1997 primarily due to the repayment of debt and the payment of dividends. During fiscal 1996, financing activities provided $7.4 million primarily as the result of additional borrowings partially offset by the payment of dividends.

As of January 31, 1997 the Registrant maintained a revolving term loan agreement with three banks which allowed for aggregate borrowings of $90 million. The registrant had $46 million in available credit under this facility at January 31, 1997.

The Registrant made capital expenditures of $18.5 million during fiscal 1997 compared to $16.0 million during fiscal 1996. These capital expenditures relate primarily to the opening of new stores, the remodeling of existing stores and improvements in the Registrant's distribution center and headquarters facilities. The Registrant anticipates capital expenditures of approximately $25 million for fiscal 1998 primarily related to the opening of approximately 12 new stores, remodeling of certain existing stores, improvements in the distribution center and in the corporate office and investments in technology.

Management of the Registrant believes that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and finance planned growth.

Recent Accounting Pronouncements

During fiscal 1997 the Registrant adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS 121 did not have a material effect on the Registrant's results of operation or its financial position.

Impact of Inflation

Although inflation has slowed in recent years, it is still a factor in our economy and the Registrant continues to seek ways to mitigate its impact. To the extent permitted by competition, the Registrant passes increased costs on to its customers by increasing sales prices over time. Sales reported in the Registrant's financial statement have increased, in an indeterminable amount, due to inflationary increases in selling prices.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to members of the Board of Directors of the Registrant is contained in the Proxy Statement for the Annual Meeting of Shareholders (the "1997 Proxy Statement") to be held on June 16, 1997, under the heading "Election of Directors", and is incorporated herein by reference.

Information regarding the executive officers of the Registrant is included as
Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-
K. The information required by Item 405 of Regulation S-K is incorporated by reference from the 1997 Proxy Statement.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference from the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the 1997 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

     (3)  Listing of Exhibits

          3.1 Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 27, 1995 (Exhibit 3.1 of Annual Report on Form 10-K for the year ended February 2, 1996)

          3.2 By-Laws, as amended (Exhibit 3.2 of Annual Report on Form 10-K for the year ended January 31, 1992)

          3.3 By-Law Section 1.01, as amended through December 4, 1995 (Exhibit 3.3 of Annual Report on Form 10-K for the year ended February 2, 1996)

         10.1 1984 Employee Stock Option and Stock Appreciation Rights Plan ("1984 Plan) (filed June 20, 1996 on Form S-8 Registration Statement No. 33-6461)

         10.2 Amendment No. 4 to the 1984 Plan, as adopted on June 17, 1996, and Amendment No. 5 to the 1984 Plan, as adopted on March 12, 1997

         10.3 1987 Executive Bonus and Stock Plan, as amended through June 13, 1994 ("1987 Plan") (Exhibit 10.2 of Annual Report on Form 10-K for the year ended February 3, 1995)

         10.4 Amendment No. 2 to the 1987 Plan, as adopted on June 12, 1995, and Amendment No. 3 to the 1987 Plan, as adopted on March 12, 1997

         10.5 Registrant's Retirement Income Plan, as amended and restated effective as of January 1, 1989 (Exhibit 10.3 of Annual Report on Form 10-K for the year ended February 3,
                      1995)

         10.6 Registrant's Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1989 (Exhibit
                      10.4 of Annual Report on Form 10-K for the year ended February 3, 1995)

         10.7 Registrant's Retirement and Savings Plan, effective January 1, 1994 (Exhibit 10.5 of Annual Report on Form 10-K for the year ended February 3, 1995)

         10.8 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated October 13, 1994 (Exhibit 10.6 of Annual Report on Form 10-K for the year ended February 3, 1995)

         10.9 Form of Severance Agreement (Exhibit 10.7 of Annual Report on Form 10-K for the year ended February 2, 1996)

        10.10         First Amendment to the Genovese Drug Stores Inc.
                      Retirement Income Plan (As amended and restated effective January 1, 1989) (Exhibit 10.8 of Annual Report on Form 10-K for the year ended February 2, 1996)

        10.11 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated June 29, 1995 (Exhibit 10.9 of Annual Report on Form 10-K for the year ended February 2, 1996)

        10.12 Revolving Credit Agreement, dated January 17, 1997, among Registrant and Fleet Bank, National Association, The Bank of New York and State Street Bank and Trust Company.

        11            Computation of Net Income Per Common Share

        21            Subsidiaries of the Registrant

        23            Consent of Independent Auditors

(b) No reports on Form 8-K were filed for the twelve weeks ended January 31, 1997.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - All financial statement schedules are omitted because they are not applicable or the required information is disclosed in the financial statements or the notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GENOVESE DRUG STORES, INC.
                                                     (Registrant)

Date:  April 16, 1997                     By:    /s/ Jerome Stengel
                                              ---------------------------
                                                     Jerome Stengel
                                               Vice President & Treasurer
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Leonard Genovese                                April 16, 1997
    ------------------------------------              -----------------
    Leonard Genovese, Chairman of the Board                  Date
                      and President
                      (Principal Executive Officer)

By: /s/ Jerome Stengel                                  April 16, 1997
    ------------------------------------              -----------------
    Jerome Stengel, Vice President & Treasurer               Date
                    Chief Financial Officer
                    (Principal Financial Officer)

By: /s/ Christopher Noonan                              April 16, 1997
    ------------------------------------              -----------------
    Christopher Noonan, Controller                           Date
                    (Principal Accounting Officer)

By: /s/ Abraham Allen                                   April 16, 1997
    ------------------------------------              -----------------
    Abraham Allen, Director                                  Date

By: /s/ Thomas M. Cooney                                April 16, 1997
    ------------------------------------              -----------------
    Thomas M. Cooney, Director                               Date

By: /s/ Charles Hayward                                 April 16, 1997
    ------------------------------------              -----------------
    Charles Hayward, Director                                Date

By: /s/ Herbert J. Kett                                 April 16, 1997
    ------------------------------------              -----------------
    Herbert J. Kett, Director and                            Date
                     Vice Chairman

By: /s/ William J. McKenna                              April 16, 1997
    ------------------------------------              -----------------
    William J. McKenna, Director                             Date

By: /s/ Thomas J. Moran                                 April 16, 1997
    ------------------------------------              -----------------
    Thomas J. Moran, Director                                Date

By: /s/ Allan Patrick                                   April 16, 1997
    ------------------------------------              -----------------
    Allan Patrick, Director and Executive                    Date
                   Vice President

By: /s/ Frances G. Wangberg                             April 16, 1997
    ------------------------------------              -----------------
    Frances G. Wangberg, Director                            Date

By:
    ------------------------------------              -----------------
    Robert N. Hiatt, Director                                Date

                           GENOVESE DRUG STORES, INC.

                               MELVILLE, NEW YORK

                               -----------------

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                LIST OF FINANCIAL STATEMENTS AND CERTAIN EXHIBITS

                           YEAR ENDED JANUARY 31, 1997

              GENOVESE DRUG STORES, INC.

              Consolidated Financial Statements
              Prepared for Filing as Part of the
              Annual Report (Form 10-K) to the
              Securities and Exchange Commission
              for the Year Ended January 31, 1997

GENOVESE DRUG STORES, INC. AND SUBSIDIARY


TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS:

       Consolidated Balance Sheets as of January 31, 1997 and
         February 2, 1996                                                     2

       Consolidated Statements of Income for the Years Ended
         January 31, 1997, February 2, 1996 and February 3, 1995              3

       Consolidated Statements of Stockholders' Equity for the Years
         Ended January 31, 1997, February 2, 1996 and February 3, 1995        4

       Consolidated Statements of Cash Flows for the Years Ended
         January 31, 1997, February 2, 1996 and February 3, 1995              6

       Notes to the Consolidated Financial Statements                         7

INDEPENDENT AUDITORS' REPORT

Genovese Drug Stores, Inc.:

We have audited the accompanying consolidated balance sheet of Genovese Drug Stores, Inc. and subsidiary (the "Company") as of January 31, 1997 and February 2, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 1997 and February 2, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche, L.L.P.


Jericho, New York
March 3, 1997

GENOVESE DRUG STORES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1997 AND FEBRUARY 2, 1996 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                            January 31,    February 2,
                                               1997           1996
                                               ----           ----
ASSETS

CURRENT ASSETS:
  Cash                                       $  2,368       $  2,251
  Receivables                                  21,179         14,396
  Merchandise inventories                     113,182        104,855
  Prepaid expenses and other                    4,527          5,089
                                             --------       --------

        Total current assets                  141,256        126,591
                                             --------       --------

PROPERTY AND EQUIPMENT - at cost:
  Land                                          2,657          2,657
  Buildings                                    17,110         15,099
  Leasehold improvements, furniture,
    fixtures and equipment                    130,080        113,573
                                             --------       --------

  Total property and equipment                149,847        131,329
  Less - accumulated depreciation
    and amortization                           70,412         59,692
                                             --------       --------

        Property and equipment, net            79,435         71,637
                                             --------       --------

OTHER ASSETS                                    9,372          5,813
                                             --------       --------

TOTAL                                        $230,063       $204,041
                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                   $ 67,558       $ 53,265
  Accrued expenses                             17,342         13,614
  Notes payable to banks                           --         15,250
  Current portion of long-term debt               871            798
  Deferred income taxes                         3,058          2,772
                                             --------       --------
          Total current liabilities            88,829         85,699
                                             --------       --------

LONG-TERM DEBT                                 49,088         38,459
                                             --------       --------

DEFERRED INCOME TAXES                           8,481          7,219
                                             --------       --------

OTHER LONG TERM LIABILITIES                     5,985          2,996
                                             --------       --------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY                           77,680         69,668
                                             --------       --------

TOTAL                                        $230,063       $204,041
                                             ========       ========

See notes to consolidated financial statements.

GENOVESE DRUG STORES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 31, 1997, FEBRUARY 2, 1996 AND FEBRUARY 3, 1995 (DOLLARS IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                             Fiscal         Fiscal        Fiscal
                                              1997           1996          1995
                                              ----           ----          ----
SALES                                       $695,298       $612,279       $569,975
                                            --------       --------       --------

COST AND EXPENSES:
  Cost of merchandise sold                   488,507        430,505        398,135
  Selling, general and administrative        184,283        165,491        152,493
                                            --------       --------       --------

                                             672,790        595,996        550,628
                                            --------       --------       --------

OPERATING PROFIT                              22,508         16,283         19,347


INTEREST EXPENSE, net                          4,001          3,876          2,635

GAIN ON SALE OF DIVISION                          --          1,300             --
                                            --------       --------       --------

INCOME BEFORE INCOME TAXES                    18,507         13,707         16,712

INCOME TAXES                                   8,106          6,100          7,500
                                            --------       --------       --------

NET INCOME                                  $ 10,401       $  7,607       $  9,212
                                            ========       ========       ========

NET INCOME PER COMMON SHARE                 $    .85       $    .62       $    .76
                                            ========       ========       ========


See notes to consolidated financial statements.

GENOVESE DRUG STORES, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 1997, FEBRUARY 2, 1996 AND FEBRUARY 3, 1995 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                 Common Stock            Capital
                                                                                                Issued Par Value        in Excess
                                                                                                $1.00 Per Share        of Par Value
                                                                                                ----------------       ------------
BALANCE, JANUARY 28, 1994 (4,347,640 Class A shares and 4,821,917 Class B
  shares issued; and 30,545 Class A shares and 3,001 Class B shares in treasury)                   $  9,170              $ 36,341
Cash dividends                                                                                           --                    --
Stock options exercised (51,821 Class A shares)                                                          52                   385
Shares issued pursuant to the Executive Bonus and Stock Plan (39,874 Class A shares)                     39                   243
Treasury stock purchased (68,802 Class A shares)                                                         --                    --
Treasury stock contributed to the Employee Stock Ownership Plan
  (10,000 Class A shares)                                                                                --                    32
Shares issued pursuant to a 10 percent stock dividend (443,907 Class A shares and
  468,809 Class B shares)                                                                               913                 8,442
Exchange of shares (130,207 Class B shares for 130,207 Class A shares)                                   --                    --
Net income                                                                                               --                    --
                                                                                                   --------              --------
BALANCE, FEBRUARY 3, 1995 (5,013,449 Class A shares and 5,160,519 Class B shares issued; and 89,347 Class A shares and 3,001 Class B shares
  in treasury)                                                                                       10,174                45,443
Cash dividends                                                                                           --                    --
Stock options exercised (2,928 Class A shares)                                                            3                    23
Shares issued pursuant to the Executive Bonus and Stock Plan (42,122 Class A shares)                     43                   285
Treasury stock purchased (39,456 Class A shares)                                                         --                    --
Treasury stock contributed to the Employee Stock Ownership Plan
  (10,000 Class A shares)                                                                                --                    --
Shares issued pursuant to a 10 percent stock dividend (508,170 Class A shares and
   509,485 Class B shares and 10,408 Class A shares and 300 Class B shares held in
   treasury)                                                                                          1,017                10,431
Exchange of shares (66,137 Class B shares for 66,137 Class A shares)                                     --                    --
Net income                                                                                               --                    --
                                                                                                   --------              --------
BALANCE, FEBRUARY 2, 1996 (5,632,806 Class A shares and 5,603,867 Class B shares issued; and 129,211 Class A shares and 3,301 Class B shares
  in treasury)                                                                                     $ 11,237              $ 56,182
                                                                                                   ========              ========

                                                                                         Retained      Treasury Stock
                                                                                         Earnings          at Cost          Total
                                                                                         --------       -------------       -----


BALANCE, JANUARY 28, 1994 (4,347,640 Class A shares and 4,821,917 Class B
  shares issued; and 30,545 Class A shares and 3,001 Class B shares in treasury)         $ 12,285         $   (316)        $57,480
Cash dividends                                                                             (2,257)              --          (2,257)
Stock options exercised (51,821 Class A shares)                                                --               --             437
Shares issued pursuant to the Executive Bonus and Stock Plan (39,874 Class A shares)           --               --             282
Treasury stock purchased (68,802 Class A shares)                                               --             (776)           (776)
Treasury stock contributed to the Employee Stock Ownership Plan
  (10,000 Class A shares)                                                                      --               98             130
Shares issued pursuant to a 10 percent stock dividend (443,907 Class A shares and
  468,809 Class B shares)                                                                  (9,355)              --              --
Exchange of shares (130,207 Class B shares for 130,207 Class A shares)                         --               --              --
Net income                                                                                  9,212               --           9,212
                                                                                         --------         --------         -------
BALANCE, FEBRUARY 3, 1995 (5,013,449 Class A shares and 5,160,519 Class B shares issued; and 89,347 Class A shares and 3,001 Class B shares
  in treasury)                                                                              9,885             (994)         64,508
Cash dividends                                                                             (2,488)              --          (2,488)
Stock options exercised (2,928 Class A shares)                                                 --               --              26
Shares issued pursuant to the Executive Bonus and Stock Plan (42,122 Class A shares)           --               --             328
Treasury stock purchased (39,456 Class A shares)                                               --             (416)           (416)
Treasury stock contributed to the Employee Stock Ownership Plan
  (10,000 Class A shares)                                                                      --              103             103
Shares issued pursuant to a 10 percent stock dividend (508,170 Class A shares and
   509,485 Class B shares and 10,408 Class A shares and 300 Class B shares held in
   treasury)                                                                              (11,448)              --              --
Exchange of shares (66,137 Class B shares for 66,137 Class A shares)                           --               --              --
Net income                                                                                  7,607               --           7,607
                                                                                         --------         --------         -------
BALANCE, FEBRUARY 2, 1996 (5,632,806 Class A shares and 5,603,867 Class B shares issued; and 129,211 Class A shares and 3,301 Class B shares
  in treasury)                                                                           $  3,556         $ (1,307)        $69,668
                                                                                         ========         ========         =======

                                                                     (Continued)

GENOVESE DRUG STORES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31, 1997, FEBRUARY 2, 1996 AND FEBRUARY 3, 1995 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                             Common Stock        Capital
                                                                                           Issued Par Value     in Excess
                                                                                            $1.00 Per Share    of Par Value
                                                                                           ----------------    ------------
BALANCE, FEBRUARY 2, 1996 (5,632,806 Class A shares and 5,603,867 Class B shares issued; and 129,211 Class A shares and 3,301 Class B shares
  in treasury)                                                                                $11,237           $56,182
Cash dividends                                                                                     --                --
Stock options exercised (56,491 Class A shares and 61,513 Class A shares in treasury)              57               354
Shares issued pursuant to the Executive Bonus and Stock Plan (28,655 Class A shares)               29               172
Treasury stock purchased  (61,543 Class A shares)                                                  --                --
Treasury stock contributed to the Employee Stock Ownership Plan
  (10,000 Class A shares)                                                                          --                (4)
Shares issued pursuant to a 10 percent stock dividend (579,323 Class A shares and
   549,241 Class B shares and 11,094 Class A shares and 330 Class B shares held
   in treasury)                                                                                 1,128            10,076
Exchange of shares (112,377 Class B shares for 112,377 Class A shares)                             --                --
Net income                                                                                         --                --
                                                                                              -------           -------
BALANCE, JANUARY 31, 1997 (6,409,652 Class A shares and 6,040,731 Class B shares issued; and 130,335 Class A shares and 3,631 Class B shares
  in treasury)                                                                                $12,451           $66,780
                                                                                              =======           =======


                                                                                           Retained      Treasury Stock
                                                                                           Earnings         at Cost         Total
                                                                                           --------      --------------     -----
BALANCE, FEBRUARY 2, 1996 (5,632,806 Class A shares and 5,603,867 Class B shares issued; and 129,211 Class A shares and 3,301 Class B shares
  in treasury)                                                                            $  3,556         $(1,307)        $69,668
Cash dividends                                                                              (2,753)             --          (2,753)
Stock options exercised (56,491 Class A shares and 61,513 Class A shares in treasury)           --             602           1,013
Shares issued pursuant to the Executive Bonus and Stock Plan (28,655 Class A shares)            --              --             201
Treasury stock purchased  (61,543 Class A shares)                                               --            (945)           (945)
Treasury stock contributed to the Employee Stock Ownership Plan
  (10,000 Class A shares)                                                                       --              99              95
Shares issued pursuant to a 10 percent stock dividend (579,323 Class A shares and
   549,241 Class B shares and 11,094 Class A shares and 330 Class B shares held
   in treasury)                                                                            (11,204)             --              --
Exchange of shares (112,377 Class B shares for 112,377 Class A shares)                          --              --              --
Net income                                                                                  10,401              --          10,401
                                                                                          --------         -------         -------
BALANCE, JANUARY 31, 1997 (6,409,652 Class A shares and 6,040,731 Class B shares issued; and 130,335 Class A shares and 3,631 Class B shares
  in treasury)                                                                            $     --         $(1,551)        $77,680
                                                                                          ========         =======         =======

See notes to consolidated financial statements.

GENOVESE DRUG STORES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 1997, FEBRUARY 2, 1996 AND FEBRUARY 3, 1995 (DOLLARS IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                     1997             1996            1995
                                                                     ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 10,401        $  7,607        $  9,212
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                    12,341           9,523           8,769
    Gain on the sale of the nursing home division                        --          (1,300)             --
    Provision for deferred income taxes                               1,548           2,117             411
    Provision for other noncash expenses - net                         (448)            906            (715)
    Changes in certain assets and liabilities:
      Receivables                                                    (6,291)         (1,971)            795
      Merchandise inventories                                        (8,077)        (12,069)        (11,347)
      Prepaid expenses and other                                        562            (467)         (1,495)
      Other assets                                                   (5,180)         (2,545)         (1,355)
      Accounts payable - trade                                       14,293           7,171           5,886
      Accrued expenses and other long term liabilities                6,717          (3,488)          7,305
                                                                   --------        --------        --------

         Net cash provided by operating activities                   25,866           5,484          17,466
                                                                   --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (18,518)        (15,969)        (20,585)
  Disposal of property and equipment                                     --              68              44
  Proceeds from the sale of the nursing home division                    --           3,014              --
                                                                   --------        --------        --------

         Net cash used in investing activities                      (18,518)        (12,887)        (20,541)
                                                                   --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings - debt agreements                                       20,000          39,400          28,042
  Repayments - debt agreements                                      (24,548)        (29,097)        (21,338)
  Issuance of common stock under the Employee
    Stock Option and Appreciation Rights Plan                         1,014              26              83
  Payment of cash dividends                                          (2,752)         (2,488)         (2,257)
  Purchase of treasury stock                                           (945)           (416)           (238)
                                                                   --------        --------        --------

         Net cash (used in) provided by financing activities         (7,231)          7,425           4,292
                                                                   --------        --------        --------

NET INCREASE IN CASH                                                    117              22           1,217

CASH AT BEGINNING OF YEAR                                             2,251           2,229           1,012
                                                                   --------        --------        --------

CASH AT END OF YEAR                                                $  2,368        $  2,251        $  2,229
                                                                   ========        ========        ========

SUPPLEMENTAL DATA:
  Interest paid                                                    $  4,037        $  3,900        $  2,608
                                                                   ========        ========        ========

  Income taxes paid                                                $  5,246        $  7,002        $  4,494
                                                                   ========        ========        ========


See notes to consolidated financial statements.

GENOVESE DRUG STORES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 1997, FEBRUARY 2, 1996 AND
FEBRUARY 3, 1995 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       Genovese Drug Stores, Inc. and subsidiary (the "Company") is primarily engaged in the operation of a chain of super drug stores located in New York, New Jersey and Connecticut. The accounting policies relative to the Company are as follows:

       a. Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Genovese Drug Stores, Inc. and its wholly owned subsidiary, GenPlus Managed Care, Inc. All significant intercompany accounts and transactions have been eliminated.

       b. Receivables - A majority of the Company's receivables are due from third-party providers (various insurance companies, benefit management companies and governmental agencies). As is industry practice, these receivables are uncollateralized. As of January 31, 1997 approximately 10.3 percent of receivables were due from a state welfare organization. At January 31, 1997 and February 2, 1996, the Company's allowance for doubtful accounts was $780 and $1,292, respectively.

       c. Merchandise Inventories - Merchandise inventories are valued at the lower of cost, determined on the last-in, first-out method, or market. If the inventories at January 31, 1997 and February 2, 1996 had been valued at year-end replacement costs, its value would have increased $18,700 and $18,950, respectively.

       d. Property and Equipment - Property and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is on the straight line method over their estimated useful lives ranging from three to ten years. Depreciation of the buildings is on the straight line method over its estimated useful life of 35 years. Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable. The adoption of SFAS 121 in 1997 did not have a material effect on the Company's results of operations or its financial position.

       e. Intangible Assets - Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, management of the Company believes that no material impairment of intangible assets exists at January 31, 1997.

       f. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

       g. Net Income Per Common Share - Net income per common share is based on the average number of shares outstanding, after retroactive restatement for the 10 percent stock dividends distributed in each of fiscal 1997, 1996 and 1995. The weighted average number of shares, as adjusted, used in computing net income per common share was 12,244,000 in 1997, 12,194,000 in 1996 and 12,165,000 in 1995.
              The dilutive effect of outstanding common stock options was not material during any period presented.

       h. Fiscal Year - The Company's fiscal year ends on the Friday closest to January 31. The fiscal year ended February 3, 1995 was comprised of 53 weeks.

       i. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and statements of income during the periods presented. Actual results could differ from those estimates.

       j. Disclosure of Fair Value of Financial Instruments - Management of the Company believes that the fair value of the Company's financial instruments approximates their recorded value due to the short maturities of these instruments as of January 31, 1997 and February 2, 1996.

       k. Reclassification - Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

2.     LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

       Long-term debt consists of the following:

                                                    January 31,    February 2,
                                                       1997           1996
                                                       ----           ----
       Revolving term loan agreement                 $   44,000     $   35,000
       Industrial Development Revenue Bonds               3,049          3,706
       Other                                              2,910            551
                                                     ----------     ----------
       Aggregate debt                                    49,959         39,257
       Less - current maturities                           (871)          (798)
                                                     -----------    -----------
       Long-term debt                                $   49,088     $   38,459
                                                     ==========     ==========

       Revolving Term Loan Agreement

       During fiscal 1997, the Company entered into a five year revolving term loan agreement with three banks under which the banks are committed to lend up to $90 million to the Company. Borrowings under this agreement will bear interest at between forty-five and seventy-five basis points over the London Interbank Offered Rate ("LIBOR") or fifty basis points below the banks' prime lending rate. As of January 31, 1997, the Company's borrowings bore interest at sixty basis points over LIBOR (6.01 to 6.07 percent) or fifty basis points below the banks' prime lending rate (7.75 percent). Under the terms of the agreement, the Company is obligated to pay a commitment fee on the unused portion of the facility of between .15 and .20 percent (.15 percent as of January 31, 1997) and the Company must maintain borrowings at levels at or below $70 million for a 30 consecutive day period during the year.

       The loan agreement contains certain covenants which include (i) maintenance of certain financial ratios, (ii) maintenance of certain amounts of working capital and tangible net worth, (iii) limitations on capital expenditures, (iv) limitations on the payment of dividends and the purchase of treasury stock, (v) limitations on other indebtedness,
       (vi) limitations on the disposal of assets, (vii) limitations on investments, and (viii) limitations on corporate reorganizations.

       Prior to entering into the new revolving term loan agreement, the Company maintained a revolving term loan agreement and a short-term line of credit agreement with two banks which allowed for borrowings of up to $70 million. Borrowings under the agreement bore interest at seventy-five basis points over LIBOR or fifty basis points below the banks' prime lending rate. The Company was obligated to pay a commitment fee of .375 percent on the unused portion of the committed portion of the facility.

       Information on short-term borrowings and interest rates follows:

                                                          1997         1996        1995
                                                          ----         ----        ----
       Maximum amount outstanding                      $  21,000   $   29,750   $ 24,650
       Average daily short-term borrowings             $  13,551   $   17,797   $ 13,848
       Weighted average daily interest rate               6.2%          6.7%       6.0%

       Industrial Development Revenue Bonds

       As of January 31, 1997, the 1985 Industrial Development Revenue Bond had an outstanding balance of $2,433 which bore interest at 72% of the prime lending rate (5.94 % at January 31, 1997), payable in equal monthly installments through January 2001 and was secured by land and building, with an aggregate carrying value of $8,106, which were purchased substantially with the bond proceeds.

       As of January 31, 1997, the 1982 Industrial Development Revenue Bond had a outstanding balance of $616 which bore interest at 65% of the prime lending rate (5.36% at January 31, 1997), payable in equal monthly installments through August 2002 and was secured by land, building and equipment, with an aggregate carrying value of $2,726, which were purchased substantially with the bond proceeds.

       Interest expense aggregated approximately $4,001, $3,902 and $2,635 in 1997, 1996 and 1995, respectively.

       The aggregate debt maturities subsequent to January 31, 1997 are as follows:

          Fiscal Year                               Total
          -----------                               -----

          1998                                    $      871
          1999                                           884
          2000                                         2,056
          2001                                         1,967
          2002                                        44,108
          2003                                            73
                                                  ----------
          Total                                   $   49,959
                                                  ==========

       Other Long Term Liabilities

       Other long-term liabilities consist of (i) retirement benefits payable to certain executives, (ii) an accrual for the noncurrent portion of rental payments, and (iii) an accrual for insurance.

3.     INCOME TAXES

       The provision for income taxes consist of the following:

                                        1997           1996           1995
                                        ----           ----           ----
       Current:
         Federal                      $  4,591       $   2,683       $   4,723
         State and local                 1,967           1,300           2,366
       Deferred                          1,548           2,117             411
                                      --------       ---------       ---------
       Total                          $  8,106       $   6,100       $   7,500
                                      ========       =========       =========

       The components of the deferred tax liability at January 31, 1997 and February 2, 1996 are as follows:

                                                              1997           1996
                                                              ----           ----
       Excess of tax over book depreciation                 $   7,078       $   6,147
       Inventory                                                5,532           4,237
       Accrued expenses not currently deductible               (2,241)           (870)
       Other - net                                              1,170             477
                                                            ---------       ---------

       Net Deferred Tax Liability                           $  11,539       $   9,991
                                                            =========       =========

       The Company's effective income tax rate differs from the Federal statutory rate. The reasons for this difference are as follows:

                                                      1997                    1996                  1995
                                             --------------------    --------------------   ------------------
                                             Amount          %       Amount         %       Amount         %
                                             ------          -       ------         -       ------         -

       Federal statutory rate                $   6,477      35.0     $  4,797      35.0     $  5,849      35.0
       Increases due to:
        State and local taxes - net of
         Federal income tax benefits             1,610       8.7        1,224       8.9        1,554       9.3
        Other - net                                 19       0.1           79      .6             97      .6
                                             ---------     -----     --------    ----       --------  --------

           Effective rate                    $   8,106      43.8     $  6,100      44.5     $  7,500      44.9
                                             =========      ====     ========      ====     ========      ====

4.     COMMITMENTS AND CONTINGENT LIABILITIES

       The Company is required to make rental payments under noncancelable operating leases covering retail stores and certain equipment. Substantially all real estate leases include renewal options of five to twenty years and require additional rentals based on a percentage of sales and increases in real estate taxes. Rent expense for retail stores and equipment was $27,465 in 1997, $24,221 in 1996 and $23,377 in 1995.
       The contingent portion of rent expense amounted to $1,037, $877 and $902 in 1997, 1996 and 1995, respectively.

 .       Minimum rental commitments at January 31, 1997 under all noncancelable operating leases are as follows:

       Fiscal Year                                   Total
       -----------                                   -----

         1998                                     $    21,527
         1999                                          21,410
         2000                                          20,668
         2001                                          19,188
         2002                                          17,727
         2003-2007                                     70,863
         2008-2012                                     43,453
         2013-2017                                     15,756
         2018-2021                                      1,346
                                                  -----------
         Total                                    $   231,938
                                                  ===========

       The minimum rental commitments above do not include contingent amounts due of approximately $1,158, if the purchasers of stores sold by the Company were to default on the lease obligations assumed.

       The Company maintains general liability and workers' compensation insurance policies with insurance carriers. Certain of these policies contain either deductible or self-retention limits. As of January 31, 1997, the maximum exposure to the aggregate deductible and self-retention limits for all open policies was approximately $5.3 million. As of January 31, 1997, a liability of approximately $3.4 million has been recorded as management's best estimate of the present value (assuming a discount rate of 5.0%) of all future payments relating to these policies.

       The Company has been named as a defendant in certain claims and lawsuits incidental to the Company's business. Management of the Company, based upon discussions with legal counsel, believes that the ultimate resolution of such claims and lawsuits will not result in any material adverse effect on the Company's financial position or results of operations.

5.     COMMON STOCK

       The Company has 20,000,000 Class A shares and 12,000,000 Class B shares authorized. The par value of both classes of common stock is $1.00 per share. The Class A common stock entitles the holders to one vote per share. The Class B common stock entitles the holders to 10 votes per share. The Class B common stock is restrictive with respect to transfer. Upon the sale or change in beneficial ownership of a share of Class B common stock, the purchaser or new beneficial owner shall only be entitled to receive Class A common stock, except in certain instances. Neither class will have preference over the other with regard to dividends or upon liquidation.

       During fiscal 1997, 1996 and 1995, the Company's Board of Directors declared and effected 10 percent stock dividends. Common share amounts and per common share amounts have been retroactively adjusted to reflect the effect of the above-mentioned 10 percent stock dividends where appropriate.

       Stock Option Plan

       As of January 31, 1997, under the 1984 Employee Stock Option and Appreciation Rights Plan (the "Option Plan'), approximately 1,518,000 shares of Class A common stock were reserved for future issuance under options granted but not exercised or to be granted for future periods of up to ten years at an exercise price not less than the fair market value of the shares at the date of grant. The options may be granted to officers, directors and other key employees, and become vested upon grant.

       Option activity under the plan was as follows:

                                                                                                    Weighted
                                                                 Number             Exercise         Average
                                                                of Shares         Price Range     Exercise Price
                                                                ---------         -----------     --------------
           Outstanding options for shares of
              Class A Common Stock - January 29, 1994              276,734      $3.59       -     $8.28  $6.55
              Granted                                              166,375        9.77      -      9.86   9.77
              Exercised                                            (63,181)       3.59      -      5.36   5.22
              Cancelled and expired                                 (8,785)                9.77           9.77
                                                               -----------      --------------------------
           Outstanding options for shares of
              Class A Common Stock - February 3, 1995              371,143        5.36      -      9.86   8.14
              Granted                                              159,236        8.78      -      9.32   8.77
              Exercised                                             (3,543)                5.36           5.36
              Cancelled and expired                                 (8,179)       8.78      -      9.77   9.36
                                                               -----------      -----------------------
           Outstanding options for shares of
              Class A Common Stock - February 2, 1996              518,657        6.29      -      9.86   8.34
              Granted                                              110,990                 8.64           8.64
              Exercised                                           (129,256)       6.29      -      9.77   7.83
              Cancelled and expired                                 (1,663)       8.64      -      9.77   8.89
                                                               -----------      -----------------------
           Outstanding options for shares of
              Class A Common Stock - January 31, 1997              498,728      $ 6.29      -    $ 9.86  $8.53
                                                               ===========      =======================  =====

           Exercisable at January 31, 1997                         498,728
                                                               ===========

       As of January 31 1997, the outstanding options had remaining lives of between five and nine years with a weighted average life of 7.35 years.

       The Company continues to account for the Option Plan using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, the company makes no charge to income in connection with the Option Plan. Effective with fiscal 1997, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value method of calculating compensation expense related to stock-based compensation plans, and requires the disclosure of the pro forma effects of recording such expense. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions:

                                                                 1997                     1996
                                                                 ----                     ----
         Volatility Rate                                     3.26% - 3.27%            3.24% - 3.42%
         Risk Free Interest Rate                             5.63% - 6.38%            5.88% - 6.50%
         Dividend Rate                                            2%                       2%
         Expected Term of Option in Years                      6.61 - 10                8.93 - 10

       On a pro forma basis, net income and earnings per common share for fiscal 1997 and 1996 would have been $10,276, or $.84 and $7,420, or $.61, respectively.

6.     RETIREMENT & PENSION PLANS

       Retirement Income Plan

       Net pension expense for the Company's Retirement Income Plan (the "Plan") for 1997, 1996 and 1995 was $74, $108, and $78, respectively.

       The components of net pension expense for 1997, 1996 and 1995 are summarized as follows:

                                                   1997          1996           1995
                                                   ----          ----           ----
       Interest cost on projected
         benefit obligations                      $   207        $   207        $  204
       Expected return on plan assets                (342)          (160)         (177)
       Other - net                                    209             61            51
                                                  -------        -------        ------

       Net pension expense                        $    74        $   108        $   78
                                                  =======        =======        ======

       The funded status of the Plan and the amounts included in the accompanying balance sheets as of January 31, 1997 and February 2, 1996 are as follows:

                                                                                       1997             1996
                                                                                       ----             ----
       Assets and obligation:
       Actuarial present value of the projected benefit obligation -
         Vested employees                                                            $  (3,088)      $(2,896)
                                                                                     ----------      --------

       Projected benefit obligations                                                    (3,088)       (2,896)

       Plan assets at fair value                                                         3,324         2,494
       Items not yet recognized in earnings:
       Unrecognized net obligations at transition date, net of
         accumulated amortization of $945 and $906 in 1997 and
         1996, respectively                                                                281           320
       Unrecognized net loss subsequent to transition date                                 542           555
                                                                                     ---------       -------
       Prepaid pension expense included in the accompanying
         balance sheets                                                              $   1,059       $   473
                                                                                     =========       =======

       Plan assets are invested primarily in bank pooled equity funds, bank fixed income funds, the Company's Class A common stock and a money market account. At January 31, 1997, the Plan held approximately 35,000 shares of the Company's Class A common stock.

       Significant assumptions used in determining net periodic pension expense and related prepaid pension expense were as follows:

                                                       1997         1996         1995
                                                       ----         ----         ----

       Discount rate                                    7.0%           7.5%         8.7%
       Expected long-term rate of return on assets      7.0%           7.5%         8.0%

       Benefits under the Plan are frozen at the maximum benefit available to covered employees as of December 31, 1988.

       Unrecognized net obligations at transition date are being amortized over
       33.57 years and unrecognized gains and losses subsequent to transition date are being amortized over 17 years.

       Employee Stock Ownership Plan

       The Company has an Employee Stock Ownership Plan (the "ESOP"), a defined contribution plan, for the benefit of all employees meeting certain minimum service requirements. Contributions to the ESOP are determined annually and are made at the discretion of the Company's Board of Directors. The ESOP's investments consists primarily of Class A common stock of the Company. The Company provided for a contribution of $95, in 1997, $103, in 1996 and $130, in 1995. At January 31, 1997, the ESOP held approximately 415,000 shares of the Company's Class A common stock.

       Retirement And Savings Plan

       The Company maintains the Genovese Retirement and Savings Plan (the "Savings Plan"), a contributory savings plan under Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. The Company's contribution under the Savings Plan, which amounts to 50 percent of the employees' contribution up to a maximum of two percent of the employees' compensation, was $371, in 1997, $373, in 1996 and $352, in 1995.

7.     INCENTIVE COMPENSATION PLAN

       The 1987 Executive Bonus and Stock Plan (the "Executive Plan") allows the Compensation Committee of the Board of Directors of the Company to grant to certain executives of the Company awards based upon the achievement of certain targeted performance levels. Fifty percent of such awards shall be paid in cash and the balance shall be paid in Class A common stock of the Company over a four year period in five equal installments of twenty percent, assuming the continued employment of such executives. The Company has reserved approximately 300,000 shares of Class A common stock to be awarded under the Executive Plan. The Company recorded an expense of $650, $331, and $605, during fiscal 1997, 1996 and 1995, respectively, related to the Executive Plan.

8.     GAIN ON THE SALE OF DIVISION

       During fiscal 1996, the Company sold the assets of its nursing home pharmacy division to a third party for net proceeds of approximately $3,014. The Company recorded a gain of $1,300 on the sale.

9.     UNAUDITED QUARTERLY FINANCIAL DATA

       Summarized quarterly financial data for the years ended January 31, 1997 and February 2, 1996 follows, adjusted to reflect 10 percent stock dividends:

                                       Sixteen Weeks        Twelve Weeks      Twelve Weeks       Twelve Weeks
                                            Ended               Ended           Ended                Ended
                                           May 24,            August 16,     November 8,           January 31,
                                            1996                1996              1996                1997
                                        -----------         -----------        -----------         -----------
       Sales                            $   200,823         $   155,792         $  159,108         $   179,575
                                        ===========         ===========         ==========         ===========

       Gross Profit                     $    57,098         $    45,953         $   47,657         $    56,083
                                        ===========         ===========         ==========         ===========

       Net Income                       $     1,285         $     1,816         $    2,351         $     4,949
                                        ===========         ===========         ==========         ===========

       Net Income
         Per Common Share                  $.11              $.15                 $.19                $.40
                                           ====              ====                 ====                ====

                                       Sixteen Weeks        Twelve Weeks      Twelve Weeks        Twelve Weeks
                                            Ended                Ended           Ended                Ended
                                           May 26,            August 18,      November 10,         February 2,
                                             1995                1995             1995                 1996
                                        -----------         -----------        -----------         -----------
       Sales                            $   178,983         $   138,266         $  137,719         $   157,311
                                        ===========         ===========         ==========         ===========

       Gross Profit                     $    50,744         $    39,897         $   41,975         $    49,158
                                        ===========         ===========         ==========         ===========

       Net Income                       $     1,543         $     1,273         $    1,788         $     3,003
                                        ===========         ===========         ==========         ===========

       Net Income
         Per Common  Share               $.13                $.10                $.15                $.25
                                         ====                ====                ====                ====

10.    SUBSEQUENT EVENT

       On February 28, 1997, the Company sold the assets of its Living Color photo processing plant for net proceeds of approximately $3.8 million. The net book value of the assets sold was approximately $3.7 million.


                                     ******

                                Index to Exhibits


      3.1         Restated Certificate of Incorporation, as filed with the
                  Secretary of State of the State of Delaware on June 27, 1995
                  (Exhibit 3.1 of Annual Report on Form 10-K for the year ended
                  February 2, 1996)
      3.2         By-Laws, as amended (Exhibit 3.2 of Annual Report on Form 10-K for the year ended January 31, 1992)
      3.3         By-Law Section 1.01, as amended through December 4, 1995
                  (Exhibit 3.3 of Annual Report on Form 10-K for the year ended
                  February 2, 1996)
     10.1         1984 Employee Stock Option and Stock Appreciation Rights Plan
                  ("1984 Plan) (filed June 20, 1996 on Form S-8 Registration
                  Statement No. 33-6461)
     10.2         Amendment No. 4 to the 1984 Plan, as adopted on June 17, 1996, and Amendment No. 5 to the 1984 Plan, as adopted on March 12,
                  1997
     10.3         1987 Executive Bonus and Stock Plan, as amended through June
                  13, 1994 ("1987 Plan") (Exhibit 10.2 of Annual Report on Form
                  10-K for the year ended February 3, 1995)
     10.4         Amendment No. 2 to the 1987 Plan, as adopted on June 12, 1995, and Amendment No. 3 to the 1987 Plan, as adopted on March 12,
                  1997
     10.5         Registrant's Retirement Income Plan, as amended and restated
                  effective as of January 1, 1989 (Exhibit 10.3 of Annual Report
                  on Form 10-K for the year ended February 3, 1995)
     10.6         Registrant's Employee Stock Ownership Plan and Trust, as
                  amended and restated effective January 1, 1989 (Exhibit 10.4 of Annual Report on Form 10-K for the year ended February 3,
                  1995)
     10.7         Registrant's Retirement and Savings Plan, effective January 1,
                  1994 (Exhibit 10.5 of Annual Report on Form 10-K for the year ended February 3, 1995)
     10.8         Split Dollar Insurance Plan between Registrant and Leonard
                  Genovese, dated October 13, 1994 (Exhibit 10.6 of Annual
                  Report on Form 10-K for the year ended February 3, 1995)
     10.9         Form of Severance Agreement (Exhibit 10.7 of Annual Report on
                  Form 10-K for the year ended February 2, 1996)
     10.10        First Amendment to the Genovese Drug Stores Inc. Retirement
                  Income Plan (As amended and restated effective January 1,
                  1989) (Exhibit 10.8 of Annual Report on Form 10-K for the year ended February 2, 1996)
     10.11        Split Dollar Insurance Plan between Registrant and Leonard
                  Genovese, dated June 29, 1995 (Exhibit 10.9 of Annual Report on Form 10-K for the year ended February 2, 1996)
     10.12        Revolving Credit Agreement, dated January 17, 1997, among
                  Registrant and Fleet Bank, National Association, The Bank of
                  New York and State Street Bank and Trust Company.
     11           Computation of Net Income Per Common Share
     21           Subsidiaries of the Registrant
     23           Consent of Independent Auditors