Form 10-Q/A
period 1997-05-23
GENOVESE DRUG STORES INC
filed 1997-07-09
CIK 40970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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

                                                              Sixteen Weeks Ended
                                                            ------------------------
                                                             May 23,         May 24,
                                                              1997            1996
                                                            --------        --------
Cash Flows From Operating Activities:
  Net income                                                $  1,829        $  1,285
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
    activities:
     Depreciation and amortization                             3,918           3,397
     Provision for LIFO inventory valuation                    1,600           1,200
     Provision for other noncash expenses                         41              93
     Changes in certain assets and liabilities:
       Receivables                                               563          (2,129)
       Merchandise inventory                                   5,794           1,519
       Prepaid expenses and other                                 25           1,676
       Other assets                                           (1,859)           (965)
       Supplier advances                                       6,224            --
       Accounts payable, accrued expenses
        and other                                            (21,340)        (11,458)
                                                            --------        --------
Net cash used for operating activities                        (3,205)         (5,382)
                                                            --------        --------
Cash Flows From Investing Activities:
  Purchase of property and equipment                          (6,155)         (4,985)
  Proceeds from the sale of the Living Color
    photo processing lab                                       3,952            --
                                                            --------        --------

Net cash used for investing activities                        (2,203)         (4,985)
                                                            --------        --------
Cash Flows From Financing Activities:
  Net increase in bank borrowings                              5,800          10,600
  Repayments of long term liabilities                           (286)           (222)
  Issuance of Common Stock - Employee Stock Ownership
   and Appreciation Rights Plan                                  356               5
  Treasury stock purchased                                      (120)             (1)
  Payment of cash dividends                                     (740)           (666)
                                                            --------        --------

Net cash provided by financing activities                      5,010           9,716
                                                            --------        --------

Net Increase (Decrease) in Cash                                 (398)           (651)
Cash at Beginning of Period                                    2,368           2,251
                                                            --------        --------

Cash at End of Period                                       $  1,970        $  1,600
                                                            ========        ========
Supplemental Disclosure:
  Interest paid                                             $  1,019        $  1,186
                                                            ========        ========

  Income taxes paid                                         $  5,619        $  3,422
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


                                 GENOVESE DRUG STORES, INC.
                                       (Registrant)



Date:   July 9, 1997             By:  /s/ Jerome Stengel
                                      -----------------------------
                                             Jerome Stengel
                                      (Vice President & Treasurer)
                                      (Principal Financial Officer)