Form 10-Q
period 1997-08-15
GENOVESE DRUG STORES INC
filed 1997-09-26
CIK 40970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended August 15, 1997


                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number 1-7623

                           GENOVESE DRUG STORES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                               11-1556812
(State of other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              CLASS                                            OUTSTANDING AT AUGUST 15, 1997
-----------------------------------                            ------------------------------
COMMON STOCK:
Class A, par value $1.00 per share                                         6,404,083
Class B, par value $1.00 per share                                         6,014,768

                           GENOVESE DRUG STORES, INC.

                                      INDEX


                                                                          PAGE
                                                                          ----


PART I.   FINANCIAL INFORMATION

          Condensed Balance Sheets - August 15, 1997
          (Unaudited) and January 31, 1997                                2

          Condensed Statements of Income - Twelve  and
          Twenty Eight Weeks Ended August 15, 1997 and
          August 16, 1996 (Unaudited)                                     3

          Condensed Statements of Cash Flows -
          Twenty-Eight Weeks Ended August 15, 1997 and
          August 16, 1996 (Unaudited)                                     4

          Notes to Unaudited Condensed Financial
          Statements                                                      5

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 6 - 7


PART II.  OTHER INFORMATION AND SIGNATURES                                8


EXHIBIT 11 - Statement Re:  Computation of Net Income
             Per Common Share                                             9

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)





                                                                August 15,     January 31,
                                                                   1997           1997
                                                                ----------     -----------
                                                                (Unaudited)      (Note 1)

                                     ASSETS

Current Assets:
    Cash                                                         $  2,479       $  2,368
    Receivables                                                    18,716         21,179
    Merchandise inventory                                         109,741        113,182
    Prepaid expenses and other                                      2,423          4,527
                                                                 --------       --------

         Total Current Assets                                     133,359        141,256
                                                                 --------       --------

Property and Equipment, net                                        81,227         79,435
                                                                 --------       --------

Other Assets                                                       11,821          9,372
                                                                 --------       --------

         Total Assets                                            $226,407       $230,063
                                                                 ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable, accrued expenses
      and other                                                  $ 73,764       $ 87,958
    Current portion of long-term debt                                 871            871
                                                                 --------       --------

         Total Current Liabilities                                 74,635         88,829
                                                                 --------       --------

Long-Term Liabilities                                              66,444         55,073
                                                                 --------       --------

Deferred Income Taxes Payable                                       5,881          8,481
                                                                 --------       --------

Stockholders' Equity                                               79,447         77,680
                                                                 --------       --------

         Total Liabilities and
           Stockholders' Equity                                  $226,407       $230,063
                                                                 ========       ========




See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousand Except Per Share Amounts)
                                   (Unaudited)

                                                     Twelve Weeks Ended              Twenty-Eight Weeks Ended
                                               -----------------------------       -----------------------------
                                               August 15,        August 16,        August 15,         August 16,
                                                  1997              1996              1997               1996
                                               -----------       -----------       -----------       -----------
Sales                                          $   173,067       $   155,792       $   399,973       $   356,615
                                               -----------       -----------       -----------       -----------

Cost and Expenses:
    Cost of merchandise sold                       123,895           109,840           289,010           253,565
    Selling, general and
      administrative expenses                       46,094            41,745           103,626            95,300
                                               -----------       -----------       -----------       -----------
                                                   169,989           151,585           392,636           348,865
                                               -----------       -----------       -----------       -----------

Operating Profit                                     3,078             4,207             7,337             7,750

Interest Expense                                       798               964             1,809             2,213
                                               -----------       -----------       -----------       -----------

Income Before Income Taxes                           2,280             3,243             5,528             5,537
Income Taxes                                           997             1,427             2,416             2,436
                                               -----------       -----------       -----------       -----------

Net Income                                     $     1,283       $     1,816       $     3,112       $     3,101
                                               ===========       ===========       ===========       ===========

Net Income Per Common Share (a)                $       .10       $       .15       $       .25       $       .25
                                               ===========       ===========       ===========       ===========

Average Number of Common Shares
  Outstanding (a)                               12,398,000        12,216,000        12,365,000        12,215,000
                                               ===========       ===========       ===========       ===========

Cash Dividends Paid Per Common Share (a)       $       .07       $       .05       $       .13       $       .11
                                               ===========       ===========       ===========       ===========



(a) Adjusted where appropriate, to retroactively reflect the effect of a 10 percent stock dividend distributed on January 14, 1997.


See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                           Twenty-Eight Weeks Ended
                                                          -------------------------
                                                          August 15,      August 16,
                                                             1997            1996
                                                          ----------      ----------
Cash flows from operating activities:
    Net income                                             $  3,112        $  3,101
    Adjustment to reconcile net income to
      net cash used for operating activities:
          Depreciation and amortization                       6,937           5,999
          Provision for LIFO inventory valuation              1,600           1,900
          Provision for deferred taxes                       (2,600)           --
          Provision for other non cash items                     39             139
          Changes in certain assets and liabilities:
            Receivables                                       2,463          (2,015)
            Merchandise inventory                             1,434          (3,255)
            Prepaid expenses and other                        1,943           3,034
            Other assets                                     (3,080)         (2,415)
            Supplier advances                                 6,224            --
            Accounts payable, accrued expenses
              and other                                     (14,518)         (7,875)
                                                           --------        --------

Net cash provided by operating activities                     3,554          (1,387)
                                                           --------        --------

Cash flows from investing activities:
    Purchase of property and equipment, net                 (11,476)         (9,602)
    Proceeds from the sale of the Living
      Color Photo Processing Lab                              3,952            --
                                                           --------        --------

Net cash used for investing activities                       (7,524)         (9,602)
                                                           --------        --------

Cash flows from financing activities:
    Net increase in bank borrowings                           6,000          12,100
    Repayments of long-term liabilities                        (529)           (434)
    Payment of cash dividends                                (1,608)         (1,333)
    Issuance of common stock under the Employee
      Stock Option and Rights Appreciation Plan               1,308               6
    Treasury stock purchased                                 (1,090)             (1)
                                                           --------        --------

Net cash provided by financing activities                     4,081          10,338
                                                           --------        --------

Net increase (decrease) in cash                                 111            (651)
Cash at beginning of period                                   2,368           2,251
                                                           --------        --------

Cash at end of period                                      $  2,479        $  1,600
                                                           ========        ========

Supplemental disclosure:
    Interest paid                                          $  1,788        $  2,187
                                                           ========        ========
    Income taxes paid                                      $  7,033        $  3,486
                                                           ========        ========



See the accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. The condensed balance sheet as of August 15, 1997, the condensed statements of income for the twelve and twenty-eight week periods ended August 15, 1997 and August 16, 1996 and the condensed statements of cash flows for the twenty-eight week periods ended August 15, 1997 and August 16, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulations S-X by the Company, without audit. The balance sheet as of January 31, 1997 was derived from the audited balance sheet included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at August 15, 1997 and for the periods presented have been made.

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

2. The results of operations for the twelve and twenty-eight weeks ended August 15, 1997 and August 16, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At August 15, 1997 and January 31, 1997, inventories would have been greater by $20,300,000 and $18,700,000, respectively, if they had been valued at replacement costs.

4. During the twenty-eight weeks ended August 15, 1997, the Company sold the assets of its Living Color Photo Processing Plant. Simultaneously with the sale of the processing plant, the Company entered into an agreement whereby the Company will outsource all of its out of store photofinishing.

5. On September 9, 1997, the Company's Board of Directors declared a cash dividend of $.07 per common share payable on October 3, 1997 to holders of record as of September 26, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FOR THE TWELVE AND TWENTY-EIGHT WEEKS ENDED AUGUST 15, 1997

Sales increased by 11.1% for the second quarter and 12.2% for the first half. On a comparable store basis (stores opened during all of fiscal 1997 and 1998 to date), sales increased by 6.4% for the quarter and 7.7% for the half. The sales contribution of the 21 stores opened during fiscal 1996, 1997 and 1998 to date in addition to the maturation of existing stores were the primary components of the sales increases.

Cost of merchandise sold, expressed as a percentage of sales, increased to 71.6% for the second quarter versus 70.5% last year. The results for the first half followed the same trend with the cost of merchandise sold at 72.3% this year versus 71.1% last year. The primary factors resulting in the decrease in gross profit margins are the reduction of reimbursement rates from third party prescription plans and the increases of pharmacy sales as a percentage of total sales and third party plan sales as a percentage of pharmacy sales. For the first half of fiscal 1998, prescription sales represented 40.3% of total sales versus 38.9% in the first half of fiscal 1997. Pharmacy sales to individuals covered by third party prescription plans increased to 79.2% this year from 74.7% in the same period last year.

Selling, general and administrative expenses decreased to 26.6% of sales from 26.8% for the quarter, and decreased to 25.9% from 26.7% for the half. These decreases follow the recent trend and are a result of cost control measures put in place during the past few years.

Interest expense was $798,000 versus $964,000 for the quarter and $1,809,000 versus $2,213,000 for the first half. This decrease was primarily due to lower levels of borrowings during this year.

Net income for the second quarter decreased 29.4% to $1,283,000, or $.10 per share, from $1,816,000, or $.15 per share, last year. Net income for the first half was $3,112,000, or $.25 per share, versus $3,101,000, or $.25 per share, last year.

FINANCIAL CONDITION

The Company's operating investing and financing activities for the twenty-eight weeks ended August 15, 1997 provided net cash of $111,000 as follows:

- Operating activities provided $3,554,000 primarily due to the reduction of accounts receivable and merchandise inventories, receipt of supplier advances and cash generated by operations, offset by reductions in accounts payable, accrued expenses and other and an increase in other assets.

- Investing activities utilized $7,524,000 due to purchases of property and equipment of $11,476,000 offset by proceeds from the sale of the Living Color Photo Processing plant.

- Financing activities provided $4,081,000 primarily from additional bank borrowings partially offset by the repayment of long-term debt and the payment of cash dividends.

Working capital at August 15, 1997 was $58.7 million. The working capital ratio was 1.8 to 1.0 at August 15, 1997 versus 1.6 to 1.0 at January 31, 1997.

The Company maintains a revolving loan agreement with three banks under which the banks are committed to lend up to $90 million to the Company. As of August 15, 1997, the Company had borrowings of $50 million under this agreement.

The Company anticipates that its working capital needs for the remainder of fiscal 1998 will be satisfied through operating results and, as necessary, through borrowing under facilities available to the Company.

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

This statement will be effective for the Company's fiscal year ending January 30, 1998. Early application for the quarter ended August 15, 1997 is not permitted.

If SFAS 128 had been adopted for the twelve and twenty-eight weeks ended August 15, 1997 and August 16, 1996, there would have been no difference in the reported earnings per share.

PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The following exhibit is included herein:

(11) Statement re:  computation of net income per common share.

There were no reports on Form 8-K filed during the twelve week period ended August 15, 1997.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GENOVESE DRUG STORES, INC.
                                  (Registrant)




Date:    September 19, 1997                   By:  /s/    Jerome Stengel
      -----------------------                     ------------------------------
                                                          Jerome Stengel
                                                   (Vice President & Treasurer)
                                                   (Principal Financial Officer)

                                EXHIBIT INDEX


EX-11                          COMPUTATION OF NET INCOME PER COMMON SHARE

EX-27                          FINANCIAL DATA SCHEDULE