Form 10-K
period 1998-01-30
GENOVESE DRUG STORES INC
filed 1998-04-30
CIK 40970

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]

For the fiscal year ended January 30, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [no fee required]

For the transition period from ______________  to _________________

Commission file number 1-7623
                       ------

                           GENOVESE DRUG STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       11-1556812
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


80 Marcus Drive, Melville, New York                       11747
----------------------------------------                ----------
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code: (516) 420-1900
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                  WHICH REGISTERED
       -------------------                                  ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1998 was approximately $145,760,000.

The number of shares outstanding of the registrant's two classes of common stock as of March 15, 1998 was: Class A - 7,244,770; Class B - 6,440,878

Documents incorporated by reference: Portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934 are incorporated by reference into Part III.

PART I

Item 1. Business
        --------

General
-------

Genovese Drug Stores, Inc. (the "Registrant"), organized in 1924, operates a chain of retail drug and general merchandise stores primarily under the "Genovese" name, which as of January 30, 1998 totalled 135 stores in number. Its primary trading area covers Long Island and New York City. Stores are also located in southeastern New York and in the states of New Jersey and Connecticut. During fiscal 1998, the Registrant opened ten stores: four in Suffolk County, two in Nassau County, two in Queens, one in the Bronx and one in Connecticut. The Registrant continued a program of acquiring independent drug stores within its marketing area, purchasing the pharmacy files and inventory of independent drug stores, in some cases employing the pharmacist owner/managers.

In addition, as of January 30, 1998, the Registrant operated a mail order prescription division, a professional photo retail store, an arts and craft store and a discount clearance store.

Operations
----------

The Registrant's stores, many of which are located in suburban areas, operate primarily on a self-service, cash and carry basis, and, as distinguished from the typical neighborhood pharmacy, service a relatively large trading area and offer a much broader selection of merchandise. The Registrant's headquarters is located in Melville, New York.

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


Merchandising
-------------

The Registrant's stores contain a prescription drug department staffed by registered pharmacists and have a full line of prescription medicine. Besides prescription medicines, the merchandise carried includes health and beauty care, cosmetics, general sundries, small appliances, greeting cards, candy, photo and tobacco products. As of January 30, 1998, seventy-two stores offered on-site photofinishing services through the use of an In-Store Photo Lab.

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

Trademarks and Service Marks
----------------------------

The Genovese trademark is considered to be of material importance to the business of the Registrant. The Registrant holds the rights to certain other trademarks and service marks which the Registrant also believes in the aggregate to be essential to the conduct of its business in the areas in which its stores are located.

Information as to Industry Segments and Product Lines
-----------------------------------------------------

Operation of retail drug stores is the registrant's only significant industry segment. During its last five fiscal years, the only class of similar products sold by the Registrant which contributed 10 percent or more to total sales and revenues was prescription drugs, which accounted for approximately the following percentages of total sales:

                   1998             40.3%
                   1997             38.2%
                   1996             36.1%
                   1995             35.4%
                   1994             34.4%

Competition
-----------

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

Environmental Control
---------------------

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effect upon the capital expenditures, earnings and competitive position of the Registrant.

Employees
---------

As of January 30, 1998, the Registrant employed approximately 4,600 full time and part time associates, of whom approximately 4,100 are involved directly in store operations.

Item 2. Properties
        ----------

The Registrant's corporate headquarters is located in Melville, New York, where it owns a modern one-story brick building containing approximately 78,000 square feet of floor space. A portion of the building is dedicated to the registrant's mail order prescription division and an additional area is utilized for the processing of damaged merchandise returned from the Registrant's stores. The outstanding balance of the mortgage on the Melville building as of January 30, 1998 was $508,000. The Registrant owns a distribution center located in Bohemia, New York, which consists of approximately 265,000 square feet. The outstanding balance of the mortgage on the Bohemia building as of January 30, 1998 was $1,824,000. The Registrant owns a building with approximately 7,300 square feet of total floor space in Brooklyn, New York and a building with approximately 25,000 square feet of total floor space in Huntington, New York from which it operates drug stores. The Registrant also owns a building in Sayville, New York with approximately 10,000 square feet of space which it is converting into a drug store. The Registrant also utilizes approximately 100,000 square feet of public warehouse space for storing seasonal goods and other merchandise.

The 135 drug stores, the one arts & crafts store, the one discount clearance store and the one professional photo retail store operated by the Registrant are located in the following areas: Suffolk County (37), Nassau County (32), New York City (53), southeastern New York State (4), New Jersey (4) and Connecticut
(8). These stores range in selling area from approximately 4,000 square feet to 22,000 square feet, generally averaging about 11,000 square feet of floor space per store. Nearly all are maintained under leases providing for terms which, in general, range from 15 to 20 years, presently expiring at various dates from 1998 through 2021.

The fixtures and equipment contained in these operating facilities are generally owned by the Registrant. The Registrant considers its facilities to be adequate for its present operations and are in good condition and well maintained.

Item 3. Legal Proceedings
        -----------------

There are various routine lawsuits and claims pending against the Registrant. In the opinion of Registrant's management, after discussion with counsel, none of these actions will have a material adverse effect on the financial position or results of operations of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

There were no submissions of matters to a vote of stockholders to report during the fourth quarter of the Registrant's fiscal year ended January 30, 1998.

Item 4A. Executive Officers of the Registrant
         ------------------------------------

The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The following table sets forth the name, age, current position and principal occupation and employment during the past five years of the Registrant's executive officers.

                                                Positions and offices held
                                                With the Registrant during
Name of Executive Officer  Age   Officer Since  the past five years
-------------------------  ---   -------------  --------------------------

   Leonard  Genovese        63     1961         Chairman of the Board of
                                                Directors and President

   Allan Patrick            51     1980         Executive Vice President
                                                and Director

   John Harlow              40     1996         Senior vice President (Prior
                                                to April 1996 held the position
                                                of National Service Director
                                                of Retail Operations at
                                                Arthur Andersen Consulting)

   Jerome Stengel*          61      1973        Vice President, Treasurer
                                                and Chief Financial Officer

   Susan Crickmore          43      1993        Vice President - Human Resources


   Dominick Lettieri        55      1982        Vice President

   Irwin Livon*             61      1991        Vice President

   Gene L. Wexler           42      1994        Vice President, General
                                                Counsel and Assistant Secretary
                                                (Prior to January 1994 was
                                                General Counsel at COS
                                                Computer Systems Inc., a
                                                computer leasing concern)

*Mr. Stengel and Mr. Livon are retiring as of May 1, 1998

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
        ------------------------------------------------------------------------

The Class A common stock of Genovese Drug Stores, Inc. is traded on the American Stock Exchange (ticket symbol GDXA). The Registrant's Class B common stock is not traded on any market and is restricted with respect to transfer (see Note 7 of the Notes to Financial Statements).

Quarterly cash dividends aggregating $.25 per share and $.20 per share per fiscal year (after restatement for the 10 percent stock dividends distributed in fiscal 1998 and 1997) were paid for both Class A and Class B shares during the years ended January 30, 1998 and January 31, 1997. The Registrant has certain loan agreements which contain covenants effectively limiting the payment of cash dividends (see Note 2 of the Notes to Consolidated Financial Statements).

High and low stock prices for the last two fiscal years were:

                           Fiscal 1998                   Fiscal 1997
                           -----------                   -----------
Fiscal
Quarter                    High        Low               High       Low
-------                    ----        ---               ----       ---
First                      $13 7/8     $10 3/4           $8 5/8     $7 1/2
Second                     $21         $14 1/8           $9 5/8     $6 7/8
Third                      $17 1/4     $14 1/2           $12 3/4    $9 3/8
Fourth                     $18 1/8     $14 1/8           $15 1/8    $12 1/8

The common stock prices, where appropriate, have been adjusted to reflect the 10 percent stock dividends distributed in fiscal 1998 and 1997.

                                                        Appropriate Number of
                                                        Record Stockholders

         Title of Class                                 (as of January 30, 1998)
         ------------------                             ------------------------

Common Stock:
Class A, Par Value $1.00 per share, one vote per share                 6,000*
Class B, Par Value $1.00 per share, ten votes per share                162


* Since a portion of the Class A Common Stock is held in "street" name or nominee name, the Registrant is unable to determine the exact number of beneficial holders.

Item 6. Selected Financial Data
        -----------------------

The following is a summary of operations of the Registrant for the five years ended January 30, 1998

                              FISCAL YEAR ENDED (a)
                              ---------------------

                   January 30, 1998   January 31, 1997   February 2, 1996   February 3, 1995   January 28, 1994

Sales              $769,460,000       $695,298,000       $612,279,000       $569,975,000       $489,141,000
Net Income         $(676,000)         $10,401,000        $7,607,000         $9,212,000         $8,306,000
Net income
Per common
share (b)
- basic            $(.05)             $.77               $.57               $.69               $.62
- diluted          $(.05)             $.76               $.56               $.68               $.62
Total assets       $241,989,000       $230,063,000       $204,041,000       $182,778,000       $155,444,000
Working capital    $54,004,000        $52,894,000        $40,892,000        $35,839,000        $44,295,000
Long-term
liabilities        $76,911,000        $64,021,000        $48,674,000        $40,295,000        $42,652,000

Stockholders'
equity             $73,848,000        $77,680,000        $69,668,000        $64,508,000        $57,480,000

Cash dividends per
common share (b)   $.25               $.20               $.19               $.17               $.15


(a) Fiscal 1995 was a 53 week year. All other fiscal years presented are 52 week
(b) Adjusted to reflect the effect of the 10 percent stock dividends

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

Results of Operations
---------------------

Fiscal 1998 versus Fiscal 1997
------------------------------

The Registrant achieved record sales for the thirty-fifth consecutive year as sales increased 10.7 percent to $769,460,000. The sales increase was led by a comparable store (those open all of fiscal 1998 and 1997) sales increase of 6.3 percent.

The Registrant recorded a net loss of $676,000 for fiscal 1998. On a per common share basis, the net loss was $.05.

Prescription drug sales accounted for 40.3 percent of total fiscal 1998 sales versus 38.2 percent in fiscal 1997. Pharmacy sales increased 16.7 percent due to an increase in the number of prescriptions filled and an increase in the average prescription selling price.

During fiscal 1998, third party sales accounted for 80.0 percent of the total prescription sales, compared to 75.8 percent in fiscal 1997.

The Registrant expects this trend to continue as the total number of people covered by third party plans increases.

The Registrant's non pharmacy sales increased by 6.9 percent.

During fiscal 1998, pharmacy margins decreased approximately 2.0 percentage points leading to a decrease in overall gross profit margins to 28.0 percent from 29.7 percent in fiscal 1997.

Selling, general and administrative expenses, which include occupancy costs, remained constant at 26.5 percent of sales.

On January 30, 1998, the Registrant announced a comprehensive strategic restructuring plan which included the elimination of approximately 600 positions and the sale or closing of five stores.

The Registrant recorded a pre-tax charge of $9.5 million ($.39 per common share) related to the restructuring. The charge was comprised of (i) separation costs ($3,070,000); (ii) provision for asset write-offs ($3,045,000); (iii) lease rejection costs ($2,425,000); and (iv) other ($960,000).

Interest expense was $3.8 million in fiscal 1998 versus $4.0 million in fiscal 1997.


The Registrant's effective income tax rate was 43.8 percent in both fiscal 1998 and 1997.

During fiscal 1998, the Registrant sold the assets of its Living Color photo processing plant for net proceeds of $3,952,000, which approximated their carrying value. Simultaneously with the sale of the processing plant, the Registrant entered into an agreement whereby the Registrant will outsource all of its out-of-store photo finishing.

Fiscal 1997 versus Fiscal 1996
------------------------------

Sales increased 13.6% to $695,298,000. The sales increase was led by a comparable store (those open all of fiscal 1997 and 1996) sales increase of 8.2%.

Net income for fiscal 1997 was $10,401,000, an increase of 36.1% over the $7,607,000 recorded in fiscal 1996. On a fully diluted per common share basis, net income increased to $.76 from $.56.

Prescription drug sales accounted for 38.2% of total fiscal 1997 sales versus 36.1% in fiscal 1996. Pharmacy sales increased 20.0% due to an increase in the number of prescriptions filled and an increase in the average prescription selling price.

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


Liquidity and Capital Resources
-------------------------------

As of January 30, 1998, the Registrant had $2,487,000 in cash compared to $2,368,000 at January 31, 1997. Working capital levels increased to $54.0 million at January 30, 1998 versus $52.4 million at January 31, 1997.

The Registrant's cash requirements arise primarily from the costs associated with the opening of new stores, remodeling of existing stores, purchasing of inventory, debt service and payment of dividends.

During fiscal 1998, operating activities provided $11.3 million compared with $25.9 million in the prior year. The decrease is primarily due to the recording of a loss in fiscal 1998 versus income in 1997, the recording of a deferred income tax benefit, increases in merchandise inventory, prepaid expenses and other and decreases in accounts payable and accrued expenses, partially offset by the recording of a reserve for restructuring costs and receipt of supplier advances.

Investing activities used $17.2 million during fiscal 1998 through the purchase of property and equipment partially offset by proceeds from the sale of the Living Color Lab. During fiscal 1997 investing activities used $18.5 million primarily for the purchase of property and equipment.

During fiscal 1998, financing activities provided $6.0 million primarily as a result of additional net borrowings under a revolving term loan agreement partially offset by the payment of cash dividends. During fiscal 1997, financing activities used $7.2 million primarily due to the repayment of debt and the payment of cash dividends.

As of January 30, 1998 the Registrant maintained a revolving term loan agreement with three banks which allowed for aggregate borrowings of $90 million. The registrant has $36 million in available credit under this facility at January 30, 1998.

The Registrant made capital expenditures of $21.1 million during fiscal 1998 compared to $18.5 million during fiscal 1997. These capital expenditures relate primarily to the opening of new stores, the remodeling of existing stores and improvements in the Registrant's distribution center and headquarters facilities. The Registrant anticipates capital expenditures of approximately $20 million for fiscal 1999 primarily related to the opening of approximately 10 new stores, remodeling of certain existing stores, improvements in the distribution center and in the corporate office and investments in technology.

Management of the Registrant believes that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and finance planned growth.


Recent Accounting Pronouncements
--------------------------------

During fiscal 1998 the Registrant adopted Statement of Financial Accounting Standards No. 128 "Earnings per share." Net income (loss) per common share was restated for all periods presented.

Year 2000 Computer Issues
-------------------------

What is commonly known as the "Year 2000 Issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors in information or system failures.

With respect to its internal systems, the Registrant is taking appropriate steps to remediate the year 2000 issues and does not expect the costs of these efforts to be material. However, the year 2000 readiness of the Registrant's suppliers may vary. While the Registrant does not believe the year 2000 matters discussed above will have a material impact on its business, financial condition or result of operations, it is uncertain whether or to what extent the Registrant may be affected by such matters.

Impact of Inflation
-------------------

Although inflation has slowed in recent years, it is still a factor in our economy and the Registrant continues to seek ways to mitigate its impact. To the extent permitted by competition, the Registrant passes increased costs on to its customers by increasing sales prices over time. Sales reported in the Registrant's financial statements have increased, in an indeterminable amount, due to inflationary increases in selling prices.

Forward Looking Statements
--------------------------

This annual report on From 10-K contains forward looking statements that are based on current expectations, estimates and plans, which involve risks and uncertainties. Actual results or achievements may be materially different. The Registrant's plans and expectations are based upon assumptions involving judgments with respect to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Forward-looking statements include the information concerning future results of operations, sales growth, cost savings and the ability of the Registrant and its key vendors and suppliers to successfully manage issues presented by the Year 2000; as well as those preceded by, followed by or that otherwise include the words: "believes," "expects," "anticipates," "intends," "estimates" or other similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors could affect the future results of the Registrant and could cause those results to differ materially from those expressed in our forward-looking statements: materially adverse changes in economic conditions generally or in the markets served by the Registrant; future regulatory and legislative actions affecting the Registrant and/or the chain-drug industry; competition from other drugstore chains, from alternative distribution channels such as supermarkets, membership clubs, other retailers and mail order companies; and from third party plans; and the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payors to reduce prescription drug costs. The forward-looking statements referred to above are also subject to the Registrant's ability to continue to secure suitable new store locations on favorable lease terms as it seeks to open new stores; the Registrant's ability to continue to purchase inventory on favorable terms; the Registrant's ability to attract, hire and retain suitable pharmacists and management personnel; relationships with suppliers; and the impact of inflation.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

The response to this Item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------

There was no change of accountants for the Registrant within the twenty-four months prior to the date of the most recent financial statements, nor any disagreement on any matter of accounting principles or practices of financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Information with respect to members of the Board of Directors of the Registrant is contained in the Proxy Statement for the Annual Meeting of Shareholders (the "1998 Proxy Statement") to be held on June 15, 1998, under the heading "Election of Directors," and is incorporated herein by reference.

Information regarding the executive officers of the Registrant is included as
Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K. The information required by Item 405 of Regulation S-K is incorporated by reference form the 1998 Proxy Statement.


Item 11. Executive Compensation
         ----------------------

The information required by this Item is incorporated by reference from the 1998 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The information required by this Item is incorporated by reference from the 1998 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

The information required by this Item is incorporated by reference from the 1998 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K
         --------------------------------------------------------------

(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

         (3) Listing of Exhibits
             -------------------

         3.1 Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 27, 1995 (Exhibit 3.1 of Annual Report on Form 10-K for the year ended February 2, 1996)
         3.2 By-Laws, as amended (Exhibit 3.2 of Annual Report on Form 10-K for the year ended January 31, 1992)
         3.3 By-Law Section 1.01, as amended through December 4, 1995 (Exhibit 3.3 of Annual Report on Form 10-K for the year ended February 2, 1996)
         10.1 1984 Employee Stock Option and Stock Appreciation Rights Plan ("1984 Plan") (filed June 20, 1996 on Form S-8 Registration Statement No. 33-6461) (Exhibit 10.1 of Annual Report on Form 10-K for the year ended January 31, 1997)

         10.2 Amendment No. 4 to the 1984 Plan, as adopted on June 17, 1996, and Amendment No. 5 to the 1984 Plan, as adopted on March 12, 1997 (Exhibit 10.2 of Annual Report on Form 10-K for the year ended January 31, 1997)
         10.3     Amendment No 6. to the 1984 Plan, as adopted on June 16, 1997

         10.4 1987 Executive Bonus and Stock Plan, as amended through June 13, 1994 ("1987 Plan") (Exhibit 10.2 of Annual Report on Form 10-K for the year ended February 3, 1995)
         10.5 Amendment No.2 to the 1987 Plan, as adopted on June 12, 1995, and Amendment No. 3 to the 1987 Plan, as adopted on March 12, 1997 (Exhibit 10.4 of Annual Report on Form 10-K for the year ended January 31, 1997)
         10.6 Registrant's Retirement Income Plan, as amended and restated effective as of January 1, 1989 (Exhibit 10.3 of Annual Report on Form 10-K for the year ended February 3, 1995)
         10.7 First Amendment to the Genovese Drug Stores Inc. Retirement Income Plan (As amended January 1, 1989) (Exhibit 10.8 of Annual Report on Form 10-K for the year ended February 2,
                  1996)
         10.8 Registrant's Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1989 (Exhibit 10.4 of Annual Report on Form 10-K for the year ended February 3,
                  1995)
         10.9 Amendment to Employee Stock Ownership Plan and Trust, as adopted on March 10, 1998
         10.10 Registrant's Retirement and Savings Plan, effective January 1, 1994 (Exhibit 10.5 of Annual Report on Form 10-K for the year ended February 3, 1995)
         10.11 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated October 13, 1994 (Exhibit 10.6 of Annual Report on Form 10-K for the year ended February 3, 1995)
         10.12 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated June 29, 1995 (Exhibit 10.9 of Annual Report on Form 10-K for the year ended February 2, 1996)
         10.13 Form of Severance Agreement (Exhibit 10.7 of Annual Report on Form 10-K for the year and restated effective ended February 2, 1996)
         10.14 Amendment No. 1 to Form of Severance Agreement, as adopted on June 16, 1997 and Amendment No. 2 to Form of Severance Agreement, as adopted on December 9, 1997
         10.15 Revolving Credit Agreement dated January 17, 1997, among Registrant and Fleet Bank, National Association, The Bank of New York and State Street Bank and Trust Company (Exhibit
                  10.12 of Annual Report on Form 10-K for the year ended January 31, 1997)
         10.16 First Amendment and Waiver to Revolving Credit Agreement, dated as of April 28, 1998, among Registrant and Fleet Bank, National Association, The Bank of New York and State Street Bank and Trust company
         10.17 Form of Employee's Nonqualified Stock Option Agreement, as adopted on June 16, 1997
         10.18 Form of Amendment to June 16, 1997 Nonqualified Stock Option Agreement, as adopted for non-employee directors on March 10, 1998
         10.19 Retirement Agreement dated March 6, 1998 between Registrant and Herbert J. Kett
         10.20 Retirement Agreement dated March 6, 1998 between Registrant and Jerome Stengel

         10.21    Retirement Agreement dated March 6, 1998 between Registrant and Irwin Livon
         10.22    Stockholders Agreement dated June 30, 1998 between Leonard
                  Genovese and Frances Genovese Wangberg (Exhibit 1 to Amendment
                  No.3 to joint Schedule 13D filed on July 2, 1997)
         11       Computation of Net Income Per Common Share
         21       Subsidiaries of the Registrant

         23       Consent of Independent Auditors
(b) A Report on Form 8-K was filed on January 30, 1998 for the purpose of providing the information set forth in a press release issued by the Registrant on January 30, 1998, a copy of which was filed as Exhibit 99.1 to the Form 8-K. The press release announced the Registrant's strategic restructuring, which is described in Item 7 of this Report on Form 10-K.
(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.
(d) Financial Statement Schedules - All financial statement schedules are omitted because they are not applicable or the required information is disclosed in the financial statements or the notes thereto.

Signatures
----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GENOVESE DRUG STORES, INC.
(Registrant)

Dated: April 22, 1998                            By:  /s/ Jerome Stengel
                                                      ------------------
                                                          Jerome Stengel
                                                      Vice President & Treasurer
                                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:   /s/ Leonard Genovese                                            April 22, 1998
     ----------------------                                           --------------
     Leonard Genovese, Chairman of the Board                          Date
                       and President (Principal Executive Officer)

By:  /s/ Jerome Stengel                                               April 22, 1998
     ----------------------                                           --------------
     Jerome Stengel, Vice President & Treasurer                       Date
                     Chief Financial Officer
                     (Principal Financial Officer)

By:  /s/ Christopher Noonan                                           April 22, 1998
     ----------------------                                           --------------
     Christopher Noonan, Controller                                   Date
                         (Principal Accounting Officer)

By:  /s/ Abraham Allen                                                April 22, 1998
     ----------------------                                           --------------
     Abraham Allen, Director                                          Date

By:  /s/ Thomas M. Cooney                                             April 22, 1998
     ----------------------                                           --------------
     Thomas M. Cooney, Director                                       Date

By:  /s/ Charles Hayward                                              April 22, 1998
     ----------------------                                           --------------
     Charles Hayward, Director                                        Date


By:  /s/ William J. McKenna                                           April 22, 1998
     ----------------------                                           --------------
     William J. McKenna, Director                                     Date

By:  /s/ Thomas J. Moran                                              April 22, 1998
     ----------------------                                           --------------
     Thomas J. Moran, Director                                        Date

By:  /s/ Allan Patrick                                                April 22, 1998
     ----------------------                                           --------------
     Allan Patrick, Director and                                      Date
                    Executive Vice President

By: /s/ Frances G. Wangberg                                           April 22, 1998
     ----------------------                                           --------------
     Frances G. Wangberg, Director                                    Date

By:  /s/ Robert N. Hiatt                                              April 22, 1998
     ----------------------                                           --------------
     Robert N. Hiatt, Director                                        Date

                          GENOVESE DRUG STORES, INC.

                              MELVILLE, NEW YORK

                          ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  FINANCIAL STATEMENTS AND CERTAIN EXHIBITS

                         YEAR ENDED JANUARY 30, 1998

GENOVESE DRUG STORES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                         Page
                                                                         ----

INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of January 30, 1998
     and January 31, 1997                                                F-2

   Consolidated Statements of Operations for the Years Ended
     January 30, 1998, January 31, 1997 and February 2, 1996             F-3

   Consolidated Statements of Stockholders' Equity for the Years
     Ended January 30, 1998, January 31, 1997 and February 2, 1996    F-4 to F-5

   Consolidated Statements of Cash Flows for the Years Ended
     January 30, 1998, January 31, 1997 and February 2, 1996             F-6

   Notes to the Consolidated Financial Statements                    F-7 to F-16

INDEPENDENT AUDITORS' REPORT

Genovese Drug Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Genovese Drug Stores, Inc. and subsidiaries (the "Company") as of January 30, 1998 and January 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 1998 and January 31, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 4, 1998

GENOVESE DRUG STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 30, 1998 AND JANUARY 31, 1997
(Dollars in Thousands)
--------------------------------------------------------------------------------

ASSETS                                                         1998      1997
                                                               ----      ----

CURRENT ASSETS:
  Cash                                                       $  2,487  $  2,368
  Receivables                                                  20,340    21,179
  Merchandise inventories                                     116,046   113,182
  Prepaid expenses and other                                    6,361     4,527
                                                             --------  --------

           Total current assets                               145,234   141,256
                                                             --------  --------

PROPERTY AND EQUIPMENT - At cost:
  Land                                                          2,657     2,657
  Buildings                                                    18,425    17,110
  Leasehold improvements, furniture, fixtures and equipment   142,850   130,080
                                                             --------  --------

           Total property and equipment                       163,932   149,847

  Less - accumulated depreciation and amortization             78,457    70,412
                                                             --------  --------

PROPERTY AND EQUIPMENT - Net                                   85,475    79,435
                                                             --------  --------

OTHER ASSETS                                                   11,280     9,372
                                                             --------  --------

TOTAL                                                        $241,989  $230,063
                                                             ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                   $ 63,506  $ 67,558
  Accrued expenses                                             13,934    16,875
  Current portion of long-term debt                             1,022       871
  Reserve for restructuring costs                               9,500      --
  Deferred income taxes                                         3,268     3,058
                                                             --------  --------

           Total current liabilities                           91,230    88,362

                                                             --------  --------

LONG-TERM DEBT                                                 58,441    49,088
                                                             --------  --------

DEFERRED INCOME TAXES                                           4,198     8,481
                                                             --------  --------

OTHER LONG TERM LIABILITIES                                    14,272     6,452
                                                             --------  --------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY                                           73,848    77,680
                                                             --------  --------

TOTAL                                                        $241,989  $230,063
                                                             ========  ========

See notes to consolidated financial statements.

GENOVESE DRUG STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 30, 1998, JANUARY 31, 1997 AND FEBRUARY 2, 1996 (Dollars in Thousands, Except per Common Share Amounts)
--------------------------------------------------------------------------------

                                          1998        1997        1996
                                          ----        ----        ----

SALES                                  $ 769,460   $ 695,298   $ 612,279
                                       ---------   ---------   ---------

COST AND EXPENSES:
  Cost of merchandise sold               553,737     488,507     430,505
  Selling, general and administrative    203,652     184,283     165,491
  Restructuring charges                    9,500        --          --
                                       ---------   ---------   ---------

                                         766,889     672,790     595,996
                                       ---------   ---------   ---------

OPERATING PROFIT                           2,571      22,508      16,283

INTEREST EXPENSE, net                     (3,774)     (4,001)     (3,876)

GAIN ON SALE OF DIVISION                    --          --         1,300
                                       ---------   ---------   ---------

(LOSS) INCOME BEFORE INCOME TAXES         (1,203)     18,507      13,707

BENEFIT (PROVISION) FOR INCOME TAXES         527      (8,106)     (6,100)
                                       ---------   ---------   ---------

NET (LOSS) INCOME                      $    (676)  $  10,401   $   7,607
                                       =========   =========   =========

NET (LOSS) INCOME PER COMMON SHARE:

           Basic                       $   (0.05)  $    0.77   $    0.57
                                       =========   =========   =========

           Diluted                     $   (0.05)  $    0.76   $    0.56
                                       =========   =========   =========


See notes to consolidated financial statements.

GENOVESE DRUG STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 30, 1998, JANUARY 31, 1997 AND FEBRUARY 2, 1996 (Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                                                   Common Stock      Capital
                                                                                                 Issued Par Value   in Excess
                                                                                                 $1.00 Per Share   of Par Value

BALANCE, FEBRUARY 3, 1995 (5,013,449 Class A shares and 5,160,519 Class B shares issued; and 89,347 Class A shares and 3,001 Class B shares
  in treasury)                                                                                       $ 10,174        $ 45,443

  Cash dividends                                                                                         --              --

  Stock options exercised (2,928 Class A shares)                                                            3              23
  Shares issued pursuant to the Executive Bonus and Stock Plan (42,122 Class A shares)                     43             285
  Treasury stock purchased (39,456 Class A shares)                                                       --              --
  Treasury stock contributed to the Employee Stock Ownership Plan
    (10,000 Class A shares)                                                                              --              --
  Shares issued pursuant to a 10 percent stock dividend (508,170 Class A shares and
    509,485 Class B shares and 10,408 Class A shares and 300 Class B shares held
     in treasury)                                                                                       1,017          10,431
  Exchange of shares (66,137 Class B shares for 66,137 Class A shares)                                   --              --
  Net income                                                                                             --              --
                                                                                                     ---------       ---------

BALANCE, FEBRUARY 2, 1996 (5,632,806 Class A shares and 5,603,867 Class B shares issued; and 129,211 Class A shares and 3,301 Class B shares
  in treasury)                                                                                       $ 11,237        $ 56,182
                                                                                                     =========       =========


                                                                                                             Treasury
                                                                                                 Retained     Stock
                                                                                                 Earnings     at Cost    Total

BALANCE, FEBRUARY 3, 1995 (5,013,449 Class A shares and 5,160,519 Class B shares issued; and 89,347 Class A shares and 3,001 Class B shares in treasury)
                                                                                   $ 9,885      $ (994)   $ 64,508
  Cash dividends                                                                                  (2,488)        --       (2,488)
  Stock options exercised (2,928 Class A shares)                                                    --           --           26
  Shares issued pursuant to the Executive Bonus and Stock Plan (42,122 Class A shares)              --           --          328
  Treasury stock purchased (39,456 Class A shares)                                                  --          (416)       (416)
  Treasury stock contributed to the Employee Stock Ownership Plan
    (10,000 Class A shares)                                                                         --           103         103
  Shares issued pursuant to a 10 percent stock dividend (508,170 Class A shares and
    509,485 Class B shares and 10,408 Class A shares and 300 Class B shares held
     in treasury)                                                                                (11,448)        --           --
  Exchange of shares (66,137 Class B shares for 66,137 Class A shares)                               --          --           --
  Net income                                                                                       7,607         --        7,607
                                                                                                 --------   ----------  --------

BALANCE, FEBRUARY 2, 1996 (5,632,806 Class A shares and 5,603,867 Class B shares issued; and 129,211 Class A shares and 3,301 Class B shares
  in treasury)                                                                                   $ 3,556    $ (1,307)   $ 69,668
                                                                                                 ========   ==========  ========

See notes to consolidated financial statements.                      (Continued)

GENOVESE DRUG STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 30, 1998, JANUARY 31, 1997 AND FEBRUARY 2, 1996 (Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                                                   Common Stock       Capital
                                                                                                  Issued Par Value   in Excess
                                                                                                  $1.00 Per Share   of Par Value
                                                                                                  ----------------  ------------

BALANCE, FEBRUARY 2, 1996 (5,632,806 Class A shares and 5,603,867 Class B
  shares issued; and 129,211 Class A shares and 3,301 Class B shares in treasury)                    $ 11,237        $ 56,182

  Cash dividends                                                                                         --              --
  Stock options exercised (56,491 Class A shares and 61,513 Class A shares in treasury)                    57             354
  Shares issued pursuant to the Executive Bonus and Stock Plan (28,655 Class A shares)                     29             172
  Treasury stock purchased  (61,543 Class A shares)                                                      --              --
  Treasury stock contributed to the Employee Stock Ownership Plan  (10,000 Class A shares)               --                (4)
  Shares issued pursuant to a 10 percent stock dividend (579,323 Class A shares and 549,241
    Class B shares and 11,094 Class A shares and 330 Class B shares held in treasury)                   1,128          10,076
  Exchange of shares (112,377 Class B shares for 112,377 Class A shares)                                 --              --
  Net income                                                                                             --              --
                                                                                                     ---------       ---------

BALANCE, JANUARY 31, 1997 (6,409,652 Class A shares and 6,040,731  Class B
  shares issued; and 130,335 Class A shares and 3,631 Class B in treasury)                             12,451          66,780
  Cash dividends                                                                                         --              --
  Shares issued pursuant to the Executive Bonus and Stock Plan (44,353 Class A shares)                     44             292
  Stock options exercised (65,849 Class A shares and 87,402 Class A shares in treasury)                    66             281
  Treasury stock purchased (73,686 Class A shares)                                                       --              --
  Shares issued pursuant to a 10 percent stock dividend (658,174 Class A shares and 594,244
    Class B shares and 10.461 Class A shares and 363 Class B shares in treasury)                        1,252          (1,252)
  Exchange of shares (98,849 Class B shares for 98,849 Class A shares)                                   --              --
  Net (loss)                                                                                             --              --
                                                                                                     ---------       ---------

BALANCE, JANUARY 30, 1998 (7,276,877 Class A shares and 6,536,126 Class B shares
  issued, and 127,080 Class A shares and 3,994 Class B shares in treasury)                           $ 13,813        $ 66,101
                                                                                                     =========       =========


                                                                                                            Treasury
                                                                                                 Retained     Stock
                                                                                                 Earnings    at Cost       Total
                                                                                                 --------   --------       ------

BALANCE, FEBRUARY 2, 1996 (5,632,806 Class A shares and 5,603,867 Class B
  shares issued; and 129,211 Class A shares and 3,301 Class B shares in treasury)                 $ 3,556    $ (1,307)   $ 69,668

  Cash dividends                                                                                   (2,753)        --       (2,753)
  Stock options exercised (56,491 Class A shares and 61,513 Class A shares in treasury)               --          602       1,013
  Shares issued pursuant to the Executive Bonus and Stock Plan (28,655 Class A shares)                --          --          201
  Treasury stock purchased  (61,543 Class A shares)                                                   --         (945)       (945)
  Treasury stock contributed to the Employee Stock Ownership Plan  (10,000 Class A shares)            --           99          95
  Shares issued pursuant to a 10 percent stock dividend (579,323 Class A shares and 549,241
    Class B shares and 11,094 Class A shares and 330 Class B shares held in treasury)             (11,204)        --          --
  Exchange of shares (112,377 Class B shares for 112,377 Class A shares)                              --          --          --
  Net income                                                                                       10,401         --       10,401
                                                                                                 ----------  ----------  --------

BALANCE, JANUARY 31, 1997 (6,409,652 Class A shares and 6,040,731  Class B
  shares issued; and 130,335 Class A shares and 3,631 Class B in treasury)                            --       (1,551)     77,680
  Cash dividends                                                                                   (3,447)        --       (3,447)
  Shares issued pursuant to the Executive Bonus and Stock Plan (44,353 Class A shares)                --          --          336
  Stock options exercised (65,849 Class A shares and 87,402 Class A shares in treasury)               --        1,012       1,359
  Treasury stock purchased (73,686 Class A shares)                                                    --       (1,404)     (1,404)
  Shares issued pursuant to a 10 percent stock dividend (658,174 Class A shares and 594,244
    Class B shares and 10.461 Class A shares and 363 Class B shares in treasury)                      --          --          --
  Exchange of shares (98,849 Class B shares for 98,849 Class A shares)                                --          --          --
  Net (loss)                                                                                         (676)        --         (676)
                                                                                                 ----------  ----------  --------

BALANCE, JANUARY 30, 1998 (7,276,877 Class A shares and 6,536,126 Class B shares
  issued, and 127,080 Class A shares and 3,994 Class B shares in treasury)                       $ (4,123)   $ (1,943)   $ 73,848
                                                                                                 ==========  ==========  ========


See notes to consolidated financial statements.                      (Concluded)

GENOVESE DRUG STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 30, 1998, JANUARY 31, 1997 AND FEBRUARY 2, 1996 (Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                   1998      1997       1996
                                                                   ----      ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $   (676)  $ 10,401   $  7,607
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Depreciation and amortization                                 14,841     12,341      9,523
    Provision for deferred income taxes                           (4,073)     1,548      2,117
    Gain on the sale of the nursing home division                   --       (1,300)
    Provision for other noncash expenses, net                        384       (448)       906
    Changes in certain assets and liabilities:
      Receivables                                                    488     (6,291)    (1,971)
      Merchandise inventories                                     (2,974)    (8,077)   (12,069)
      Prepaid expenses and other                                  (1,995)       562       (467)
      Other assets                                                (5,024)    (5,180)    (2,545)
      Accounts payable - trade                                    (4,052)    14,293      7,171
      Accrued expenses                                            (2,941)     3,261     (4,427)
      Reserve for restructuring costs                              9,500       --         --
      Other long-term liabilities                                  7,820      3,456        939
                                                                --------   --------   --------

           Net cash provided by operating activities              11,298     25,866      5,484
                                                                --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (21,143)   (18,518)   (15,901)
  Proceeds from the sale of the Living Color Lab                   3,952       --         --
  Proceeds from the sale of the nursing home division               --         --        3,014
                                                                --------   --------   --------

           Net cash used in investing activities                 (17,191)   (18,518)   (12,887)
                                                                --------   --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings - debt agreements                                    42,375     20,000     39,400
  Repayments - debt agreements                                   (32,871)   (24,548)   (29,097)
  Issuance of common stock under the Employee
    Stock Option and Appreciation Rights Plan                      1,359      1,014         26
  Payment of cash dividends                                       (3,447)    (2,752)    (2,488)
  Purchase of treasury stock                                      (1,404)      (945)      (416)
                                                                --------   --------   --------

           Net cash provided by (used in) financing activities     6,012     (7,231)     7,425
                                                                --------   --------   --------

NET INCREASE IN CASH                                                 119        117         22

CASH, BEGINNING OF YEAR                                            2,368      2,251      2,229
                                                                --------   --------   --------

CASH, END OF YEAR                                               $  2,487   $  2,368   $  2,251
                                                                ========   ========   ========

SUPPLEMENTAL DATA:
  Interest paid                                                 $  3,852   $  4,037   $  3,900
                                                                ========   ========   ========

  Income taxes paid                                             $  7,998   $  5,246   $  7,002
                                                                ========   ========   ========

See notes to consolidated financial statements.

GENOVESE DRUG STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 30, 1998, JANUARY 31, 1997 AND FEBRUARY 2, 1996 (Dollars in Thousands)
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The accompanying consolidated financial statements include the accounts of Genovese Drug Stores, Inc. and its wholly owned subsidiaries (the "Company'). All significant intercompany accounts and transactions have been eliminated. The Company is primarily engaged in the operation of a chain of super drug stores located in New York, New Jersey and Connecticut. The accounting policies relative to the Company are as follows:

      Receivables - A majority of the Company's receivables are due from third-party providers (various insurance companies, benefit management companies and governmental agencies). As is industry practice, these receivables are uncollateralized. As of January 30, 1998 approximately
      13.2 percent of receivables were due from a state welfare organization. At January 30, 1998 and January 31, 1997, the Company's allowance for doubtful accounts was $1,130 and $780, respectively.

      Merchandise Inventories - Merchandise inventories are valued at the lower of cost, determined on the last-in, first-out method, or market. If the inventories at January 30, 1998 and January 31, 1997 had been valued at year-end replacement costs, its value would have increased $18,400 and $18,700, respectively.

      Property and Equipment - Property and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is on the straight line method over their estimated useful lives ranging from three to ten years. Depreciation of buildings is on the straight-line method over their estimated useful lives of 35 years. Leasehold improvements are amortized over the lesser of their useful lives or the term of the lease.

      Intangible Assets - Intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, management of the Company believes that no material impairment of intangible assets exists at January 30, 1998.

      Supplier Advances - The Company receives advances from certain vendors in connection with long term supply agreements. Such advances are recognized into earnings over the term of the related agreement.

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

      Net Income (Loss) Per Common Share - In January 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and restated net income (loss) per common share for all periods presented. Net income (loss) per common share-basic was calculated based upon the weighted average number of common shares outstanding during the respective periods. Net income (loss) per common share-diluted was calculated based upon the weighted average number of common shares outstanding and included the equivalent shares for dilutive options and executive stock bonus shares outstanding during the respective periods. The weighted average common shares outstanding for the computation of basic earnings per share was 13,631,000 in 1998, 13,469,000 in 1997 and 13,413,000 in 1996.
      Additionally, 153,000 and 115,000 of equivalent common shares were included in 1997 and 1996, respectively, for the diluted calculation. No additional shares were included in the 1998 diluted calculation.

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

      Disclosure of Fair Value of Financial Instruments - Management of the Company believes that the fair value of the Company's financial instruments approximates their recorded value due to the short maturities of these instruments as of January 30, 1998 and January 31, 1997.

      Reclassification - Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.


2.    LONG-TERM DEBT

       Long-term debt consists of the following:

                                             January 30,   January 31,
                                                1998          1997
                                                ----          ----

       Revolving term loan agreement         $   54,000   $    44,000

       Industrial Development Revenue Bonds       2,332         3,049

       Other                                      3,131         2,910
                                             -----------   -----------

       Aggregate debt                            59,463        49,959
       Less current maturities                   (1,022)         (871)
                                             -----------   -----------

       Long-term debt                       $    58,441   $    49,088
                                            ===========   ===========

      Revolving Term Loan Agreement - During fiscal 1997, the Company entered into a five year revolving term loan agreement with three banks under which the banks are committed to lend up to $90 million to the Company. Subsequent to January 30, 1998, the loan agreement was amended. Under the amended agreement, borrowings will bear interest at between fifty-five and one hundred and ten basis points over the London Interbank Offered Rate ("LIBOR") or fifty basis points below the banks' prime lending rate. As of January 30, 1998, the Company's borrowings bore interest at sixty basis points over LIBOR (6.73 to 6.83 percent) or fifty basis points below the banks' prime lending rate (8 percent).

      The loan agreement, as amended, contains certain covenants which include
      (i) maintenance of certain financial ratios, (ii) maintenance of certain amounts of working capital and tangible net worth, (iii) limitations on capital expenditures, the payment of dividends and the purchase of treasury stock, (iv) limitations on other indebtedness, (v) limitations on the disposal of assets, (vi) limitations on investments, (vii) limitations on corporate reorganizations, and (viii) the Company must maintain borrowing levels at or below $70 million for a thirty consecutive day period during the year.


      Information on short-term borrowings and interest rates follows:

                                                   1998      1997        1996
                                                   ----      ----        ----

      Maximum amount outstanding                    --     $ 21,000    $ 29,750
      Average daily short-term borrowings           --       13,551      17,797
      Weighted average daily interest rate          --          6.2%        6.7%

      Industrial Development Revenue Bonds - As of January 30, 1998, the 1985 Industrial Development Revenue Bond had an outstanding balance of $1,824, which bore interest at 72% of the prime lending rate (6.12% at January 30, 1998), payable in equal monthly installments through January 2001 and was secured by land and building, with an aggregate carrying value of $8,169.

      As of January 30, 1998, the 1982 Industrial Development Revenue Bond had a outstanding balance of $508, which bore interest at 65% of the prime lending rate (5.3% at January 30, 1998), payable in equal monthly installments through August 2002 and was secured by land, building and equipment, with an aggregate carrying value of $2,979.

      Interest expense aggregated approximately $3,774, $4,001 and $3,902 in 1998, 1997 and 1996, respectively.

      The aggregate debt maturities subsequent to January 30, 1998 are as follows:

         Fiscal Year

         1999                                                        $ 1,022
         2000                                                            952
         2001                                                            808
         2002                                                            109
         2003                                                         56,572
                                                                    --------

         Total                                                      $ 59,463
                                                                    ========

3.    RESTRUCTURING COSTS

      On January 30, 1998, the Company announced a comprehensive strategic restructuring plan which included the elimination of approximately 600 positions and the sale or closing of five retail store locations. In conjunction with the announcement, the Company recorded a pre-tax provision for restructuring costs of $9.5 million ($.39 per share), including the following:

      Separation costs                                                   $ 3,070
      Provision for asset write-offs                                       3,045
      Lease rejection costs                                                2,425
      Other                                                                  960
                                                                         -------

                                                                         $ 9,500
                                                                         =======

      At January 30, 1998, $9.5 million is included in the consolidated balance sheet as reserve for restructuring costs.

4.    OTHER LONG TERM LIABILITIES

      Other long term liabilities consist of the following:

                                                            1998           1997
                                                            ----           ----

      Supplier advances                                   $ 6,373        $   467
      Deferred rent expense                                 4,024          2,762
      Insurance reserves                                    3,364          2,272
      Other                                                   511            951
                                                          -------        -------

                                                          $14,272        $ 6,452
                                                          =======        =======

5.    INCOME TAXES

      The (benefit)provision for income taxes consist of the following:

                                                  1998        1997         1996
                                                  ----        ----         ----

      Current:
        Federal                                 $ 2,534      $ 4,591     $ 2,683
        State and local                           1,012        1,967       1,300
      Deferred                                   (4,073)       1,548       2,117
                                                -------      -------     -------

      Total                                     $  (527)     $ 8,106     $ 6,100
                                                =======      =======     =======

      The components of the deferred tax liability at January 30, 1998 and January 31, 1997 are as follows:

                                                             1998         1997
                                                             ----         ----

      Excess of tax over book depreciation                $  7,673     $  7,078
      Inventory                                              6,800        5,532
      Liabilities not currently deductible                  (8,020)      (2,241)
      Other, net                                             1,013        1,170
                                                          --------     --------

      Net deferred tax liability                          $  7,466     $ 11,539
                                                          ========     ========

      The Company's effective income tax rate differs from the Federal statutory rate. The reasons for this difference are as follows:

                                        1998           1997          1996
                                       Amount     %   Amount    %   Amount    %

      Federal statutory rate           $ (421)  35.0  $6,477  35.0  $4,797  35.0
      Increases due to:
        State and local taxes, net of
          Federal income tax benefits    (105)   8.7   1,610   8.7   1,224   8.9
        Other, net                         (1)   0.1      19   0.1      79   0.6
                                       ------   ----  ------  ----  ------  ----

      Effective rate                   $ (527)  43.8  $8,106  43.8  $6,100  44.5
                                       ======   ====  ======  ====  ======  ====

6.    COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is required to make rental payments under noncancelable operating leases covering retail stores and certain equipment. Substantially all real estate leases include renewal options of five to twenty years and many require additional rentals based on a percentage of sales and increases in real estate taxes. Rent expense for retail stores and equipment was $30,123 in 1998, $27,465 in 1997 and $24,221 in 1996.
      The contingent portion of rent expense amounted to $1,175, $1,037 and $877 in 1998, 1997 and 1996, respectively.


      Minimum rental commitments at January 30, 1998 under all noncancelable operating leases are as follows:

      Fiscal Year                                                        Total
      -----------                                                        -----

      1999                                                             $  24,570
      2000                                                                24,260
      2001                                                                22,714
      2002                                                                21,470
      2003                                                                20,217
      2004-2008                                                           82,462
      2009-2013                                                           54,125
      2014-2018                                                           20,660
      2019-2022                                                            2,826
                                                                       ---------

      Total                                                            $ 273,304
                                                                       =========

      The minimum rental commitments do not include contingent amounts due of approximately $921, if the purchasers of stores sold by the Company were to default on the lease obligations assumed.

      The Company maintains general liability and workers' compensation insurance policies with insurance carriers. Certain of these policies contain either deductible or self-retention limits. As of January 30, 1998, the maximum exposure to the aggregate deductible and self-retention limits for all open policies was approximately $6.9 million. As of January 30, 1998, a liability of approximately $4.8 million has been recorded as management's best estimate of the present value (assuming a discount rate of 5.0%) of all future payments relating to these policies.

      The Company has been named as a defendant in certain claims and lawsuits incidental to the Company's business. Management of the Company, based upon discussions with legal counsel, believes that the ultimate resolution of such claims and lawsuits will not result in any material adverse effect on the Company's financial position or results of operations.

7.    COMMON STOCK

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

      During fiscal 1998, 1997 and 1996, the Company's Board of Directors declared and effected ten percent stock dividends. Common share amounts and per common share amounts have been retroactively adjusted to reflect the effect of the above-mentioned ten percent stock dividends where appropriate.

      Stock Option Plan - As of January 30, 1998, under the 1984 Employee Stock Option and Appreciation Rights Plan (the "Option Plan"), approximately 1,607,000 shares of Class A common stock were reserved for future issuance under options granted but not exercised or to be granted for future periods of up to ten years at an exercise price not less than the fair market value of the shares at the date of grant. The options may be granted to officers, directors, other key employees and consultants, and become vested upon grant or as otherwise determined by the Board of Directors of the Company.

      Option activity under the plan was as follows:

                                                                             Weighted
                                                                              Average
                                                    Number       Exercise    Exercise
                                                  of Shares    Price Range    Price
                                                 ----------   --------------  ------
      Outstanding options for shares of Class A
        Common Stock - February 3, 1995             408,257   $4.88 - $8.97   $ 7.40
      Granted                                       175,160    7.98 - 8.47      7.97
      Exercised                                      (3,897)      4.88          4.87
      Canceled and expired                           (8,997)   7.98 - 8.88      8.51
                                                 ----------   --------------  ------

      Outstanding options for shares of Class A
        Common Stock - February 2, 1996             570,523    5.72 - 8.97      7.58
      Granted                                       122,089       7.85          7.85
      Exercised                                    (142,182)   5.72 - 8.88      7.12
      Canceled and expired                           (1,829)   7.85 - 8.88      8.08
                                                 ----------   --------------  ------

      Outstanding options for shares of Class A
        Common Stock - January 31, 1997             548,601    5.72 - 8.96      7.76
      Granted                                     1,157,640   12.27 - 27.27    20.46
      Exercised                                    (168,523)   5.72 - 12.27     8.06
      Canceled and expired                          (42,309)   7.85 - 27.27    19.97
                                                 ----------   --------------  ------

      Outstanding options for shares of Class A
        Common Stock - January 30, 1998           1,495,409   $5.72 - $27.27   17.23
                                                 ==========   ==============  ======

      Exercisable at January 30, 1998               589,559
                                                 ==========


      As of January 30, 1998, the outstanding options had remaining lives of between two and nine years with a weighted average life of 8.4 years.

      The Company continues to account for the Option Plan using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, the Company makes no charge to income in connection with the Option Plan. Effective with fiscal 1997, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value method of calculating compensation expense related to stock-based compensation plans, and requires the disclosure of the pro forma effects of recording such expense. Had compensation costs of the Plan been determined under the fair value alternative method as stated in SFAS 123, the Company would have prepared a fair value model for such options and recorded such amount in the consolidated statement of operations as compensation expense. On a pro forma basis, the results from operations and earning per common share-basic for fiscal 1998 and 1997 would have been $(1,972), or $(.14) and $10,276, or $.76, respectively. The Company arrived at the fair value of stock grants at the date of grant by using the Black-Scholes option pricing model with the following assumptions used for grants; risk free interest rate of 5.5 percent; expected dividend rate of 2.0 percent; expected term of options 9.5 years; and expected volatility of 34.4 percent.

8.    RETIREMENT AND PENSION PLANS

      Retirement Income Plan - Net pension expense for the Company's Retirement Income Plan (the "Plan") for 1998, 1997 and 1996 was $30, $74, and $108,
      respectively.

      The components of net pension expense for 1998, 1997 and 1996 are summarized as follows:

                                                      1998    1997    1996
                                                      ----    ----    ----

      Interest cost on projected benefit obligations  $ 211   $ 207   $ 207
      Expected return on plan assets                   (578)   (342)   (160)
      Other - net                                       397     209      61
                                                      -----   -----   -----

      Net pension expense                             $  30   $  74   $ 108
                                                      =====   =====   =====


      The funded status of the Plan and the amounts included in the accompanying balance sheets as of January 30, 1998 and January 31, 1997 are as follows:

                                                                       1998      1997
                                                                       ----      ----
      Assets and obligation:
      Actuarial present value of the projected benefit obligation -
        Vested employees                                             $(3,137)  $(3,088)
                                                                     -------   -------

      Projected benefit obligations                                   (3,137)   (3,088)

      Plan assets at fair value                                        3,829     3,324
      Items not yet recognized in earnings:
      Unrecognized net obligations at transition date, net of
        accumulated amortization of $984 and $945 in 1998 and
        1997, respectively                                               242       281
      Unrecognized net loss subsequent to transition date                195       542
                                                                     -------   -------

      Prepaid pension expense included in the accompanying
        consolidated balance sheets                                  $ 1,129   $ 1,059
                                                                     =======   =======

      Plan assets are invested primarily in bank pooled equity funds, bank fixed income funds and the Company's Class A common stock. At January 30, 1998, the Plan held approximately 38,000 shares of the Company's Class A common stock.

      Significant assumptions used in determining net periodic pension expense and related prepaid pension expense were as follows:

                                                      1998   1997   1996
                                                      ----   ----   ----

      Discount rate                                   7.0%   7.0%   7.5%
      Expected long-term rate of return on assets     7.0%   7.0%   7.5%

      Benefits under the Plan are frozen at the maximum benefit available to covered employees as of December 31, 1988.

      Unrecognized net obligations at transition date are being amortized over
      33.57 years and unrecognized gains and losses subsequent to transition date are being amortized over 17 years.

      Employee Stock Ownership Plan - The Company has an Employee Stock

      Ownership Plan (the "ESOP"), a defined contribution plan, for the benefit of all employees meeting certain minimum service requirements. Contributions to the ESOP are determined annually and are made at the discretion of the Company's Board of Directors. The ESOP's investments consists primarily of Class A common stock of the Company. The Company provided for a contribution of $0 in 1998, $95 in 1997 and $103 in 1996. At January 30, 1998, the ESOP held approximately 417,000 shares of the Company's Class A common stock.

      Retirement and Savings Plan - The Company maintains the Genovese Retirement and Savings Plan (the "Savings Plan"), a contributory savings plan under Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. The Company's contribution under the Savings Plan, which amounts to 40 percent of the first four percent of the employees' contribution up to a maximum of 1.6 percent of the employees' compensation, was $578 in 1998, $371 in 1997 and $373 in 1996.

9.    INCENTIVE COMPENSATION PLAN

      The 1987 Executive Bonus and Stock Plan (the "Executive Plan") allows the Compensation Committee of the Board of Directors of the Company to grant to certain executives of the Company awards based upon the achievement of certain targeted performance levels. Fifty percent of such awards shall be paid in cash and the balance shall be paid in Class A common stock of the Company over a four year period in five equal installments of twenty percent, assuming the continued employment of such executives. The Company has reserved approximately 300,000 shares of Class A common stock to be awarded under the Executive Plan. The Company recorded an expense of $336, $650, and $331, during fiscal 1998, 1997 and 1996, respectively, related to the Executive Plan.

10.   SALE OF ASSETS

      During fiscal 1998, the Company sold the assets of its Living Color photo processing plant for net proceeds of $3,952 which approximated their carrying value. Simultaneously with the sale of the processing plant, the Company entered in to an agreement whereby it will outsource all of its out of store photo processing. During fiscal 1996, the Company sold the assets of its nursing home pharmacy division to a third party for net proceeds of approximately $3,014. The Company recorded a gain of $1,300 on the sale.

11.   UNAUDITED QUARTERLY FINANCIAL DATA

      Summarized quarterly financial data for the years ended January 30, 1998 and January 31, 1997 follows, adjusted to reflect ten percent stock dividends:

                                              Sixteen       Twelve      Twelve       Twelve
                                               Weeks        Weeks        Weeks        Weeks
                                               Ended        Ended        Ended        Ended
                                              May 23,     August 15,   November 7,  January 30,
                                               1997          1997         1997         1998
                                               ----          ----         ----         ----

      Sales                                $   226,906  $     173,067  $   175,246  $ 194,241
                                           ===========  =============  ===========  =========

      Gross profit                         $    61,791  $      49,172  $    49,061  $  55,699
                                           ===========  =============  ===========  =========

      Net income (loss)                    $     1,829  $       1,283  $       517  $  (4,305)(a)
                                           ===========  =============  ===========  =========

      Net income (loss) per common share:
                 Basic                     $      0.13  $        0.09  $      0.04  $   (0.31)(a)
                                           ===========  =============  ===========  =========

                 Diluted                   $      0.13  $        0.09  $      0.04  $   (0.31)(a)
                                           ===========  =============  ===========  =========

      (a) - During the fourth quarter of fiscal 1998, the Company recorded a pre tax restructuring charge of $9.5 million or $.39 per common share (See
      Note 3).


                                       Sixteen     Twelve       Twelve      Twelve
                                        Weeks       Weeks        Weeks       Weeks
                                        Ended       Ended        Ended       Ended
                                       May 24,    August 16,  November 8,  January 31,
                                        1996        1996         1996        1997
                                        ----        ----         ----        ----

      Sales                         $   200,823  $   155,792  $   159,108  $179,575
                                    ===========  ===========  ===========  ========

      Gross profit                  $    57,098  $    45,953  $    47,657  $ 56,083
                                    ===========  ===========  ===========  ========

      Net income                    $     1,285  $     1,816  $     2,351  $  4,949
                                    ===========  ===========  ===========  ========

      Net income per common share:
                 Basic              $      0.10  $      0.14  $      0.17  $   0.37
                                    ===========  ===========  ===========  ========

                 Diluted            $      0.09  $      0.13  $      0.17  $   0.36
                                    ===========  ===========  ===========  ========


                                     ******

Index of Exhibits
-----------------

3.1 Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 27, 1995 (Exhibit 3.1 of Annual Report on Form 10-K for the year ended February 2, 1996)
3.2 By-Laws, as amended (Exhibit 3.2 of Annual Report on Form 10-K for the year ended January 31, 1992)
3.3 By-Law Section 1.01, as amended through December 4, 1995 (Exhibit 3.3 of Annual Report on Form 10-K for the year ended February 2, 1996)
10.1 1984 Employee Stock Option and Stock Appreciation Rights Plan ("1984 Plan") (filed June 20, 1996 on Form S-8 Registration Statement No. 33-6461) (Exhibit 10.1 of Annual Report on Form 10-K for the year ended January 31, 1997)
10.2 Amendment No. 4 to the 1984 Plan, as adopted on June 17, 1996, and Amendment No. 5 to the 1984 Plan, as adopted on March 12, 1997 (Exhibit
         10.2 of Annual Report on Form 10-K for the year ended January 31, 1997)
10.3     Amendment No 6. to the 1984 Plan, as adopted on June 16, 1997
10.4 1987 Executive Bonus and Stock Plan, as amended through June 13, 1994 ("1987 Plan") (Exhibit 10.2 of Annual Report on Form 10-K for the year ended February 3, 1995)
10.5 Amendment No.2 to the 1987 Plan, as adopted on June 12, 1995, and Amendment No. 3 to the 1987 Plan, as adopted on March 12, 1997 (Exhibit
         10.4 of Annual Report on Form 10-K for the year ended January 31, 1997)
10.6 Registrant's Retirement Income Plan, as amended and restated effective as of January 1, 1989 (Exhibit 10.3 of Annual Report on Form 10-K for the year ended February 3, 1995)
10.7 First Amendment to the Genovese Drug Stores Inc. Retirement Income Plan (As amended January 1, 1989) (Exhibit 10.8 of Annual Report on Form 10-K for the year ended February 2, 1996)
10.8 Registrant's Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 1989 (Exhibit 10.4 of Annual Report on Form 10-K for the year ended February 3, 1995)
10.9 Amendment to Employee Stock Ownership Plan and Trust, as adopted on March 10, 1998
10.10 Registrant's Retirement and Savings Plan, effective January 1, 1994 (Exhibit 10.5 of Annual Report on Form 10-K for the year ended February 3, 1995)
10.11 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated October 13, 1994 (Exhibit 10.6 of Annual Report on Form 10-K for the year ended February 3, 1995)
10.12 Split Dollar Insurance Plan between Registrant and Leonard Genovese, dated June 29, 1995 (Exhibit 10.9 of Annual Report on Form 10-K for the year ended February 2, 1996)
10.13 Form of Severance Agreement (Exhibit 10.7 of Annual Report on Form 10-K for the year and restated effective ended February 2, 1996)
10.14 Amendment No. 1 to Form of Severance Agreement, as adopted on June 16, 1997 and Amendment No. 2 to Form of Severance Agreement, as adopted on December 9, 1997

10.15 Revolving Credit Agreement dated January 17, 1997, among Registrant and Fleet Bank, National Association, The Bank of New York and State Street Bank and Trust Company (Exhibit 10.12 of Annual Report on Form 10-K for the year ended January 31, 1997)

10.16 First Amendment and Waiver to Revolving Credit Agreement, dated as of April 28, 1998, among Registrant and Fleet Bank, National Association, The Bank of New York and State Street Bank and Trust company
10.17 Form of Employee's Nonqualified Stock Option Agreement, as adopted on June 16, 1997
10.18 Form of Amendment to June 16, 1997 Nonqualified Stock Option Agreement, as adopted for non-employee directors on March 10, 1998
10.19    Retirement Agreement dated March 6, 1998 between Registrant and Herbert
         J. Kett
10.20 Retirement Agreement dated March 6, 1998 between Registrant and Jerome Stengel
10.21    Retirement Agreement dated March 6, 1998 between Registrant and Irwin
         Livon
10.22 Stockholders Agreement dated June 30, 1998 between Leonard Genovese and Frances Genovese Wangberg (Exhibit 1 to Amendment No.3 to joint
         Schedule 13D filed on July 2, 1997)
11       Computation of Net Income Per Common Share
21       Subsidiaries of the Registrant
23       Consent of Independent Auditors