Form 10-Q
period 1998-05-22
GENOVESE DRUG STORES INC
filed 1998-07-06
CIK 40970

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 22, 1998

                                      OR

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of  1934

For the transition period from _________ to ___________

Commission file number 1-7623

                          GENOVESE DRUG STORES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                     11-1556812
         --------                                     ------------
        (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

                   80 Marcus Drive, Melville, New York 11747
                   -----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (516) 420-1900
                                ---------------
             (Registrant's telephone number, including area code)

                                     NONE
                                     -----
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

   CLASS                                        OUTSTANDING AT MAY 22, 1998
   -----                                        ---------------------------

COMMON STOCK:
Class A, par value $1.00 per share                             7,421,182
Class B, par value $1.00 per share                             6,333,826

                          GENOVESE DRUG STORES, INC.

                                     INDEX

PART  I   FINANCIAL INFORMATION                                            PAGE
                                                                           -----
            Condensed Balance Sheets - May 22, 1998

            (Unaudited) and January 30, 1998                                 3

            Condensed Statements of Income - Sixteen Weeks
            Ended May 22, 1998 and May 23, 1997 (Unaudited)                  4

            Condensed Statements of Cash Flows -
            Sixteen Weeks Ended May 22, 1998

            and May 23, 1997 (Unaudited)                                     5

            Notes to Unaudited Condensed Financial Statements                6

            Management's Discussion and Analysis of Financial

            Condition and Results of Operations                              7

PART  II    OTHER INFORMATION AND SIGNATURE                                  8

                          GENOVESE DRUG STORES, INC.
                           CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                          May 22,    January 30,
                                                           1998         1998
                                                           ----         ----
                                                        (Unaudited)    (Note 1)

                                                Assets
                                                ------
Current Assets:
     Cash                                                $    2,343     $  2,487
     Receivables                                             22,005       20,340
     Merchandise inventory                                  116,163      116,046
     Prepaid expenses and other                               2,787        6,361
                                                         ----------    ---------

Total Current Assets                                        143,298      145,234

Property and Equipment, net                                  84,388       85,475
Other Assets                                                 11,284       11,280
                                                         ----------    ---------
Total Assets                                               $238,970     $241,989
                                                         ==========    =========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current Liabilities:

     Accounts payable, accrued expenses and other          $ 81,866     $ 90,208
     Current portion of long-term debt                        1,022        1,022
                                                         ----------    ---------

Total Current Liabilities                                    82,888       91,230

Long-Term Liabilites                                         75,837       72,713

Deferred Income Taxes Payable                                 4,198        4,198
                                                         ----------    ---------

Total Liabilities                                           162,923      168,141
                                                         ----------    ---------

Stockholders' Equity                                         76,047       73,848
                                                         ----------   ----------

Total Liabilities and Stockholders'
Equity                                                     $238,970     $241,989
                                                         ==========   ==========

See accompanying notes to unaudited condensed financial statements.

                          GENOVESE DRUG STORES, INC.
                        CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                          Sixteen Weeks Ended
                                                          -------------------
                                                          May 22,       May 23,
                                                           1998          1998
                                                          -----         -----


Sales                                                    $243,869       $226,906
                                                         --------       --------

Costs and Expenses:
        Cost of merchandise sold                          177,981        165,114
        Selling, general and
           administrative expenses                         60,512         57,531
                                                        ---------      ---------
                                                          238,493        222,645
                                                        ---------      ---------

Operating Profit                                            5,376          4,261

Interest Expense                                            1,366          1,012
                                                        ---------      ---------
Income Before Income Taxes                                  4,010          3,249
Income Taxes                                                1,756          1,420
                                                        ---------      ---------

Net Income                                               $  2,254       $  1,829
                                                        =========      =========

Net Income Per Common Share (a)

        Basic                                            $    .16       $    .13
                                                       ==========      =========
        Fully diluted                                    $    .16       $    .13
                                                       ==========      =========

Average Number of Common Shares
   Outstanding (a)
        Basic                                          13,717,000     13,575,000
                                                       ==========     ==========
        Fully diluted                                  14,075,000     13,831,000
                                                       ==========     ==========

Cash Dividends Paid Per Common

     Share (a)                                           $   .07        $    .05
                                                       ==========      =========

(a) Adjusted, where appropriate, to retroactively reflect the effect of a 10 percent stock dividend distributed on January 14, 1998.

See accompanying notes to unaudited condensed financial statements.

                          GENOVESE DRUG STORES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                               Sixteen Weeks Ended
                                                                                        -----------------------------
                                                                                           May 22,            May 23,
                                                                                            1998               1998
                                                                                           -----              -----
Cash Flows From Operating Activities:
  Net income                                                                              $ 2,254             $1,829
  Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
                Depreciation and amortization                                               4,641              3,918
                Provision for LIFO inventory valuation                                      1,600              1,600
                Provision for other noncash expenses                                           92                 41
                Changes in certain assets and liabilities:
                   Receivables                                                             (1,665)               563
                   Merchandise Inventory                                                   (1,717)             5,794
                   Prepaid Expenses and other                                               3,574                 25
                   Other assets                                                             ( 462)            (1,859)
                   Accounts payable, accrued expenses
                     and other                                                             (7,063)           (15,116)
                                                                                           -------           --------
  Net cash provided by (used) for operating activities                                      1,254             (3,205)
                                                                                           -------           --------

  Cash Flows From Investing Activities:
       Purchase of property and equipment                                                  (3,957)            (6,155)
       Net proceeds from the sale of the Living Color
            photo processing lab                                                               -               3,952
                                                                                           -------            ------

  Net cash used for investing activities                                                   (3,957)            (2,203)
                                                                                           -------            ------
  Cash Flows From Financing Activities:
       Net increase in bank borrowings                                                      3,000              5,800
       Repayments of long term liabilities                                                   (294)              (286)
       Issuance of Common Stock - Employee Stock Ownership
       and Appreciation Rights Plan                                                         1,065                356
       Treasury stock purchased                                                              (254)              (120)
       Payment of cash dividends                                                             (958)              (740)
                                                                                           -------            ------
  Net cash provided by financing activities                                                 2,559              5,010
                                                                                           -------            ------
  Net Decrease in Cash                                                                       (144)              (398)
  Cash at Beginning of Period                                                               2,487              2,368
                                                                                           -------            ------
  Cash at End of Period                                                                    $2,343             $1,970
                                                                                           =======            ======
  Supplemental Disclosure:
     Interest paid                                                                         $1,288             $1,019
                                                                                           ======             ======
     Income taxes paid                                                                     $  961             $5,619
                                                                                           ======             ======


See the accompanying notes to unaudited condensed financial statements.

                          GENOVESE DRUG STORES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. The condensed balance sheet as of May 22, 1998, the condensed statements of income for the sixteen week periods ended May 22, 1998 and May 23, 1997 and the condensed statements of cash flows for the sixteen week periods ended May 22, 1998 and May 23, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X by the Company without audit. The balance sheet as of January 30, 1998 was derived from the audited balance sheet included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition results of operations and cash flows at May 22, 1998 and for the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1998.

2. The results of operations for the sixteen week periods ended May 22, 1998 and May 23, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At May 22, 1998 and January 30, 1998, inventories would have been greater by $20,000,000 and $18,400,000, respectively, if they had been valued at replacement costs.

4. On June 15, 1998, the Company's Board of Directors declared a cash dividend of $.07 per common share payable on July 7, 1998 to holders of record as of June 30, 1998.

5. During the quarter ended May 23, 1997, the Company sold the assets of its Living Color photo processing plant. Simultaneously with the sale of the processing plant, the company entered into an agreement whereby the Company will outsource all of its out of store photofinishing.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINACIAL CONDITION AND
                             RESULTS OF OPERATIONS

FOR THE SIXTEEN WEEKS ENDED MAY 22, 1998

  Sales increased 7.5% to $243,869,000 for the first quarter ended May 22, 1998. On a comparable store basis (store open all of fiscal 1998), sales increased by 4.0%. The sales increases were led by pharmacy sales which increased 13.4%, during the quarter.

  Pharmacy sales represented 43.0% of total sales during the quarter versus 40.8% in the corresponding period last year.

  Cost of merchandise sold, expressed as a percentage of sales, increased to 73.0% from 72.8% during the first quarter of fiscal 1998. Gross profit margins were impacted by total pharmacy sales representing a greater portion of total sales, and continued pressure on pharmacy margins offset by an increase in non-pharmacy margins of more than one percent.

  Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 25.4% from 25.8% last year. The decrease was led by reductions in payroll expense which, expressed as a percentage of sales, decreased by more than .5%.

  Interest expense increased to $1,366,000 from $1,012,000 for the first quarter. The increase is primarily a result of higher borrowings during the quarter.

  Net income was $2,254,000, $.16 per common share, versus $1,829,000, $.13 per common share, last year.

  FINANCIAL CONDITION

  The Company's operating, investing and financing activities for the sixteen weeks ended May 22, 1998 utilized net cash of $144,000 as follows:

o Operating activities provided $1,254,000 primarily due to cash generated by operations and a decrease in prepaid expenses and other offset by increases in receivables and merchandise inventory and a decrease in accrued expenses.

o Investing activities utilized $3,957,000 for the purchase of property and equipment.

o Financing activities provided $2,559,000 primarily due to increased bank borrowings and issuance of common stock through the exercise of stock options partially offset by the payment of cash dividends.

  Working capital at May 22, 1998 was $60.4 million. The working capital ratio at May 22, 1998 was 1.73 to 1.00 versus 1.59 to 1.00 at January 30, 1998.

  The Company maintains a revolving term loan agreement with three banks which allows for aggregate borrowings of $90 million. As of May 22, 1998, the Company had $33 million available under the facility.

  The Company anticipates that its working capital needs for the remainder of fiscal 1999 will be satisfied through operating results and, as necessary, through borrowings under facilities available to the Company.

PART II.      OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

         NONE

There were no reports on Form 8-K filed during the sixteen weeks ended May 22, 1998.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GENOVESE DRUG STORES, INC.
                                               --------------------------
                                                     (Registrant)

Date:    July 1, 1998                           By: /s/ Christopher D. Noonan
     ---------------------                         -------------------------
                                                        Christopher D. Noonan
                                                        Chief Financial Officer
                                      8