Form 10-Q
period 1998-08-14
GENOVESE DRUG STORES INC
filed 1998-09-28
CIK 40970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended August 14, 1998

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

Yes X     No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

CLASS                                           OUTSTANDING AT AUGUST 14, 1998

COMMON STOCK:
Class A, par value $1.00 per share                          7,440,069
Class B, par value $1.00 per share                          6,316,005

                           GENOVESE DRUG STORES, INC.

                                      INDEX

PART I        FINANCIAL INFORMATION                                        PAGE

                Condensed Balance Sheets - August 14, 1998
                (Unaudited) and January 30, 1998                             3

                Condensed Statements of Income - Twelve and
                Twenty-eight Weeks Ended August 14, 1998 and
                August 15, 1997 (Unaudited)                                  4

                Condensed Statements of Cash Flows -
                Twenty-eight Weeks Ended August 14, 1998
                and August 15, 1997 (Unaudited)                              5

                Notes to Unaudited Condensed Financial
                Statements                                                   6

                Management's Discussion and Analysis of
                Financial

                Condition and Results of Operations                          7

PART  II        OTHER INFORMATION AND SIGNATURE                              8

EXHIBIT 11      Statement Re: Computation of Net Income Per
                Common Share                                                 9

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                        August 15,                 January 30,
                                                                           1998                       1998
                                                                     -----------------            -------------

                                                                        (Unaudited)                  (Note 1)

                                    Assets
                                    ------
Current Assets:
         Cash                                                         $         3,377             $      2,487
         Receivables                                                           22,362                   20,340
         Merchandise Inventory                                                113,762                  116,046
         Prepaid expenses and other                                             3,055                    6,361
                                                                     -----------------            -------------

Total Current Assets                                                          142,556                  145,234

Property and Equipment, net                                                    85,210                   85,475

Other Assets                                                                   12,445                   11,280
                                                                     -----------------            -------------

Total Assets                                                          $       240,211             $    241,989
                                                                     =================            =============



                      Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts payable, accrued expenses and other                 $        83,185             $     90,208
         Current portion of long-term debt                                      1,022                    1,022
                                                                     -----------------            -------------

Total Current Liabilities                                                      84,207                   91,230

Long-Term Liabilities                                                          74,533                   72,713

Deferred Income Taxes Payable                                                   4,198                    4,198
                                                                     -----------------            -------------

Total Liabilities                                                             162,938                  168,141
                                                                     -----------------            -------------

Stockholders' Equity                                                           77,273                   73,848
                                                                     -----------------            -------------

Total Liabilities and Stockholders' Equity                            $       240,211             $    241,989
                                                                     =================            =============



See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                          Twelve Weeks Ended
                                                               -----------------------------------------
                                                                   August 14,              August 15,
                                                                     1998                     1997
                                                               ---------------          ---------------
Sales                                                          $      186,515           $      173,067
                                                               ---------------          ---------------
Costs and Expenses:
         Cost of merchandise sold                                     134,084                  123,895
         Selling, general and administrative expenses                  47,499                   46,095
                                                               ---------------          ---------------
                                                                      181,583                  169,990
                                                               ---------------          ---------------

Operating Profit                                                        4,932                    3,077

Interest Expense                                                        1,030                      797
                                                               ---------------          ---------------

Income Before Income Taxes                                              3,902                    2,280
Income Taxes                                                            1,709                      997
                                                               ---------------          ---------------

Net Income                                                     $        2,193           $        1,283
                                                               ---------------          ---------------
Net Income Per Common Share (a)
         Basic                                                 $          .16           $          .09
                                                               ---------------          ---------------
         Diluted                                               $          .16           $          .09
                                                               ---------------          ---------------

Average Number of Common Shares Outstanding (a)
         Basic                                                     13,756,000               13,637,000
                                                               ---------------          ---------------
         Diluted                                                   14,063,000               13,963,000
                                                               ---------------          ---------------

Cash Dividends Paid Per Common Share (a)                       $          .07           $          .06
                                                               ---------------          ---------------



                                                                        Twenty-Eight Weeks Ended
                                                              -----------------------------------------
                                                                   August 14,              August 15,
                                                                     1998                    1997
                                                              ----------------         ----------------
Sales                                                         $       430,384          $       399,973
                                                              ----------------         ----------------

Costs and Expenses:

         Cost of merchandise sold                                     312,065                  289,010
         Selling, general and administrative expenses                 108,011                  103,626
                                                              ----------------         ----------------
                                                                      420,076                  392,636
                                                              ----------------         ----------------

Operating Profit                                                       10,308                    7,337

Interest Expense                                                        2,396                    1,809
                                                              ----------------         ----------------

Income Before Income Taxes                                              7,912                    5,528
Income Taxes                                                            3,465                    2,416
                                                              ----------------         ----------------

Net Income                                                    $         4,447          $         3,112
                                                              ----------------         ----------------
Net Income Per Common Share (a)

         Basic                                                $           .32           $          .23
                                                              ----------------         ----------------
         Diluted                                              $           .32           $          .22
                                                              ----------------         ----------------

Average Number of Common Shares Outstanding (a)
         Basic                                                     13,734,000               13,602,000
                                                              ----------------          ---------------
         Diluted                                                   14,061,000               13,880,000
                                                              ----------------          ---------------

Cash Dividends Paid Per Common Share (a)                      $           .14           $          .12
                                                              ----------------         ----------------



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

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   Twenty-Eight Weeks Ended
                                                                              -----------------------------------
                                                                                August 14,            August 15,
                                                                                  1998                   1997
                                                                              -------------         -------------
Cash Flows From Operating Activities:
    Net Income                                                                 $     4,447          $       3,112
    Adjustments to reconcile net income to net
         cash provided by (used for) operating activities
               Depreciation and amortization                                         8,763                  6,937
               Provision for LIFO inventory valuation                                1,600                  1,600
               Provision for deferred taxes                                          -              (       2,600  )
               Provision for other noncash expenses                                     92                     39
               Changes in certain assets and liabilities:
                  Receivables                                                  (     2,022  )               2,463
                  Merchandise inventory                                                684                  1,434
                  Prepaid expenses and other                                         3,306                  1,943
                  Other assets                                                 (     2,599  )       (       3,080  )
                  Other long term liabilities                                  (       165  )               5,900
                  Accounts payable, accrued expenses and other                 (     6,162  )       (      14,194  )
                                                                               ----------------     -----------------

        Net cash provided by (used for) operating activities                         7,944                  3,554
                                                                               ----------------     -----------------

Cash Flows From Investing Activities:
    Purchase of property and equipment, net                                    (     7,925  )       (      11,476  )
    Net proceeds from the sale of the Living Color photo processing lab              -                      3,952
                                                                               ----------------     -----------------

        Net cash used for investing activities                                 (     7,925  )       (       7,524  )
                                                                               ----------------     -----------------

Cash Flows From Financing Activities:
    Net increase in bank borrowings                                                  2,500                  6,000
    Repayments of long-term debt                                               (       515  )       (         529  )
    Issuance of Common Stock - Employee Stock Ownership
         and Appreciation Rights Plan                                                1,063                  1,308
    Treasury stock purchased                                                   (       255  )       (       1,090  )
    Payment of cash dividends                                                  (     1,922  )       (       1,608  )
                                                                               ----------------     -----------------

        Net cash provided by financing activities                                      871                  4,081
                                                                               ----------------     -----------------

Net Increase in Cash                                                                   890                    111
Cash at Beginning of Period                                                          2,487                  2,368
                                                                               ----------------     -----------------

Cash at End of Period                                                          $     3,377          $       2,479
                                                                               ================     =================

Supplemental Disclosure:
    Interest paid                                                              $     2,260          $       1,788
                                                                               ================     =================
    Income taxes paid                                                          $     1,011          $       7,033
                                                                               ================     =================


See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. The condensed balance sheet as of August 14, 1998, the condensed statements of income for the twelve and twenty-eight week periods ended August 14, 1998 and August 15, 1997 and the condensed statements of cash flows for the twenty-eight week periods ended August 14, 1998 and August 15, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X by the Company without audit. The balance sheet as of January 30, 1998 was derived from the audited balance sheet included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at August 14, 1998 and for the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1998.

2. The results of operations for the twelve and twenty-eight week periods ended August 14, 1998 and August 15, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At August 14, 1998 and January 30, 1998, inventories would have been greater by $20,000,000 and $18,400,000, respectively, if they had been valued at replacement costs.

4. On September 9, 1998, the Company's Board of Directors declared a cash dividend of $.07 per common share payable on October 5, 1998 to holders of record as of September 25, 1998.

5. During the twenty-eight weeks ended August 15, 1997, the Company sold the assets of its Living Color photo processing plant. Simultaneously with the sale of the processing plant, the company entered into an agreement whereby the Company will outsource all of its out of store photofinishing.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINACIAL CONDITION AND
                              RESULTS OF OPERATIONS

FOR THE TWELVE AND TWENTY-EIGHT WEEKS ENDED AUGUST 14, 1998

  Sales increased 7.8% for the second quarter and 7.6% for the first half. On a comparable store basis, sales increased by 5.7% for the quarter and 4.8% for the half. The sales increases were led by pharmacy sales which increased 16.8%, during the quarter and 14.9% for the half.

  During the second quarter, pharmacy sales represented 43.0% of total sales versus 39.7% in the corresponding period last year. For the first half, pharmacy sales represented 43.0% of total sales versus 40.4% last year.

  Cost of merchandise sold, expressed as a percentage of sales, increased to 72.5% from 72.3% during the first half and to 71.9% from 71.6% for the second quarter. The decrease in gross profit percentage is primarily due to the increase in pharmacy sales as a percentage of total sales.

  Selling, general and administrative expenses, expressed as a percentage of sales decreased by .8% to 25.1% during the first half and by 1.1% to 25.5% for the second quarter. The decreases primarily were driven by controls over payroll expense and other operating expenses.

  Interest expense increased to $2,396,000 from $1,809,000 for the half and to $1,709,000 from $997,000 for the quarter. The increases were caused by higher borrowing levels and higher interest rates.

  Net income increased to $4,447,000 from $3,112,000 for the first half and to $2,193,000 from $1,283,000 for the quarter. On a per share basis, diluted earnings per share were $.32 for the first half versus $.22 last year and $.16 for the second quarter versus $.09 in the prior year.

  FINANCIAL CONDITION

  The Company's operating, investing and financing activities for the twenty-eight weeks ended August 14, 1998 resulted in an increase in net cash of $890,000 as follows:

o Operating activities provided $7,944,000, primarily due to cash generated by operations and a decrease in merchandise inventory and prepaid expenses offset by increases in receivables and other assets and a decrease in accounts payable and accrued expenses.

o Investing activities utilized $7,925,000 for the purchase of property and equipment.


o Financing activities provided $871,000 primarily due to increased bank borrowings and issuance of common stock through the exercise of stock options partially offset by the payment of cash dividends.

  Working capital at August 14, 1998 was $58.3 million. The working capital ratio at August 14, 1998 was 1.69 to 1.00 versus 1.59 to 1.00 at January 30, 1998.

  The Company maintains a revolving term loan agreement with three banks which allows for aggregate borrowings of $90 million. As of August 14, 1998, the Company had $33.5 million available under the facility.

  The Company anticipates that its working capital needs for the remainder of fiscal 1999 will be satisfied through operating results and, as necessary, through borrowings under facilities available to the Company.

  YEAR 2000 COMPUTER ISSUES

  What is commonly known as the "Year 2000 Issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors in information or system failures.

  With respect to its internal systems, the Registrant is taking appropriate steps to remediate the year 2000 issues and does not expect costs of these efforts to be material. However, the year 2000 readiness of the Registrant's suppliers may vary. While the Registrant does not believe the year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Registrant may be affected by such matters.

PART II.      OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Genovese Drug Stores, Inc. was held on June 15, 1998.

(1) Each of the three nominees to the Board of Directors was elected for a three-year term by the shareholders:

DIRECTOR                   CLASS B             CLASS A           TOTAL VOTES
                        (10 votes each)      (1 vote each)            FOR

a.  Abraham Allen         62,067,290          7,198,233             69,265,513
b.  Thomas M. Cooney      62,067,290          7,205,010             69,272,300
c.  Leonard Genovese      62,067,290          7,202,525             69,269,815

(2) The shareholders approved an amendment to the 1984 Employee Stock Option and Stock Appreciation Rights Plan to increase the number of shares of Class A common stock of the Company available thereunder by 500,000 shares:

                           CLASS B            CLASS A                  TOTAL

     For                  61,685,380          4,096,315             65,781,695
     Against                 250,540            328,353                578,893
     Abstain                  14,170             73,071                 87,241


ITEM 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

     None

There were no reports on Form 8-K filed during the twelve weeks ended August 14, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GENOVESE DRUG STORES, INC.
                                              -----------------------------
                                                     (Registrant)

Date: September 25, 1998                      By: /s/ Christopher D. Noonan
      -------------------                         -------------------------
                                                      Christopher D. Noonan
                                                        Vice President &
                                                      Chief Financial Officer

GENOVESE DRUG STORES, INC.

EXHIBIT 11

STATEMENT RE: COMPUTATION OF NET INCOME PER COMMON SHARE
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Twelve Weeks Ended                   Twenty-Eight Weeks Ended
                                                       ---------------------------------         ------------------------------
                                                       August 14,           August 15,            August 14,        August 15,
                                                         1998                  1997                  1998              1997
                                                       ----------           ------------         -------------     -------------
Weighted average shares outstanding (a)                  13,756               13,637               13,734               13,602

Equivalent shares - dilutive stock bonus (a)                 27                   70                   27                   70

Equivalent shares - dilutive stock options (a)              280                  256                  300                  208
                                                       ---------            ---------            ---------            ---------

Dilutive shares outstanding (a)                          14,063               13,963               14,061               13,880
                                                       =========            =========            =========            =========

Net income                                             $  2,193             $  1,283             $  4,447             $  3,112
                                                       =========            =========            =========            =========

Net income per common share (a) - Basic                $    .16             $    .09             $    .32             $    .23
                                                       =========            =========            =========            =========

Net income per common share (a) - Diluted              $    .16             $    .09             $    .32             $    .22
                                                       =========            =========            =========            =========


(a) Adjusted, where appropriate, to retroactively reflect the effect of a 10 percent stock dividend distributed on January 14, 1998.