Form 10-Q
period 1998-11-06
GENOVESE DRUG STORES INC
filed 1998-12-15
CIK 40970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended November 6, 1998
                               ----------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________

Commission file number 1-7623
                       -------

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

                                 (516) 420-1900
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No
   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

CLASS                                           OUTSTANDING AT NOVEMBER 6, 1998
-----                                           -------------------------------

COMMON STOCK:
Class A, par value $1.00 per share                            7,523,616
Class B, par value $1.00 per share                            6,233,099

                           GENOVESE DRUG STORES, INC.
                           --------------------------

                                      INDEX
                                      -----

PART  I     FINANCIAL INFORMATION                                           PAGE
                                                                            ----

            Condensed Balance Sheets - November 6, 1998
            (Unaudited) and January 30, 1998                                   3

            Condensed Statements of Income - Twelve and Forty
            Weeks Ended November 6, 1998 and November 7, 1997 (Unaudited)      4

            Condensed Statements of Cash Flows - Forty Weeks Ended
            November 6, 1998 and November 7, 1997 (Unaudited)                  5

            Notes to Unaudited Condensed Financial Statements                  6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                7


PART  II    OTHER INFORMATION AND SIGNATURE                                    8

EXHIBIT 11  Statement Re: Computation of Net Income Per Common Share           9

                           GENOVESE DRUG STORES, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                       November 6, January 30,
                                                          1998        1998
                                                       ----------- -----------
                                                       (Unaudited)   (Note 1)
                       Assets
                       ------

Current Assets:
         Cash                                           $  2,656   $  2,487
         Receivables                                      21,738     20,340
         Merchandise Inventory                           128,060    116,046
         Prepaid expenses and other                        2,510      6,361
                                                        --------   --------

Total Current Assets                                     154,964    145,234

Property and Equipment, net                               86,466     85,475

Other Assets                                              13,051     11,280
                                                        --------   --------

Total Assets                                            $254,481   $241,989
                                                        ========   ========

         Liabilities and Stockholders' Equity
         ------------------------------------

Current Liabilities:
         Accounts payable, accrued expenses and other   $ 95,673   $ 90,208
         Current portion of long-term debt                 1,022      1,022
                                                        --------   --------

Total Current Liabilities                                 96,695     91,230

Long-Term Liabilities                                     74,722     72,713

Deferred Income Taxes Payable                              4,198      4,198
                                                        --------   --------

Total Liabilities                                        175,615    168,141
                                                        --------   --------

Stockholders' Equity                                      78,866     73,848
                                                        --------   --------

Total Liabilities and Stockholders' Equity              $254,481   $241,989
                                                        ========   ========

See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                         CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                            Twelve Weeks Ended           Forty Weeks Ended
                                                        -------------------------   -------------------------
                                                        November 6,   November 7,   November 6,   November 7,
                                                            1998         1997          1998          1997
                                                        -----------   -----------   -----------   -----------

Sales                                                   $   190,829   $   175,246   $   621,213   $   575,219
                                                        -----------   -----------   -----------   -----------

Costs and Expenses:
         Cost of merchandise sold                           137,224       126,185       449,289       415,195
         Selling, general and administrative expenses        48,095        47,191       156,106       150,817
                                                        -----------   -----------   -----------   -----------
                                                            185,319       173,376       605,395       566,012
                                                        -----------   -----------   -----------   -----------

Operating Profit                                              5,510         1,870        15,818         9,207

Interest Expense                                              1,011           952         3,407         2,761
                                                        -----------   -----------   -----------   -----------

Income Before Income Taxes                                    4,499           918        12,411         6,446
Income Taxes                                                  1,971           401         5,436         2,817
                                                        -----------   -----------   -----------   -----------

Net Income                                              $     2,528   $       517   $     6,975   $     3,629
                                                        ===========   ===========   ===========   ===========
Net Income Per Common Share (a)
         Basic                                          $       .18   $       .04   $       .51   $       .27
                                                        ===========   ===========   ===========   ===========
         Diluted                                        $       .18   $       .04   $       .50   $       .26
                                                        ===========   ===========   ===========   ===========

Average Number of Common Shares Outstanding (a)
         Basic                                           13,756,000    13,661,000    13,740,000    13,620,000
                                                        ===========   ===========   ===========   ===========
         Diluted                                         14,063,000    13,968,000    14,072,000    13,901,000
                                                        ===========   ===========   ===========   ===========

Cash Dividends Paid Per Common Share (a)                $       .07   $       .06   $       .21   $       .18
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

                           GENOVESE DRUG STORES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                             Forty Weeks Ended
                                                                          --------------------------
                                                                          November 6,    November 7,
                                                                             1998           1997
                                                                          -----------    -----------

Cash Flows From Operating Activities:
    Net Income                                                            $     6,975    $     3,629
    Adjustments to reconcile net income to net
         Cash provided by (used for) operating activities
               Depreciation and amortization                                   12,427         10,221
               Provision for LIFO inventory valuation                           1,600          1,600
               Provision for deferred taxes                                      --           (2,600)
               Provision for other noncash expenses                              (330)            39
               Changes in certain assets and liabilities:
                  Receivables                                                    (976)         2,120
                  Merchandise inventory                                       (13,614)       (17,148)
                  Prepaid expenses and other                                    3,851          2,497
                  Other assets                                                 (3,787)        (4,472)
                  Other long term liabilities                                    (132)         6,006
                  Accounts payable, accrued expenses and other                  6,326         (4,373)
                                                                          -----------    -----------

        Net cash provided by (used for) operating activities                   12,340         (2,481)
                                                                          -----------    -----------

Cash Flows From Investing Activities:
    Purchase of property and equipment, net                                   (12,263)       (16,741)
    Net proceeds from the sale of the Living Color photo processing lab          --            3,952
                                                                          -----------    -----------

        Net cash used for investing activities                                (12,263)       (12,789)
                                                                          -----------    -----------

Cash Flows From Financing Activities:
    Net increase in bank borrowings                                             3,000         18,000
    Repayments of long-term debt                                                 (859)          (744)
    Issuance of Common Stock - Employee Stock Option
         and Appreciation Rights Plan                                           1,094          1,352
    Treasury stock purchased                                                     (258)        (1,100)
    Payment of cash dividends                                                  (2,885)        (2,478)
                                                                          -----------    -----------

        Net cash provided by financing activities                                  92         15,030
                                                                          -----------    -----------

Net increase/(decrease) in cash                                                   169           (240)
Cash at Beginning of Period                                                     2,487          2,368
                                                                          -----------    -----------

Cash at End of Period                                                     $     2,656    $     2,128
                                                                          ===========    ===========

Supplemental Disclosure:
    Interest paid                                                         $     3,266    $     2,786
                                                                          ===========    ===========
    Income taxes paid                                                     $     2,131    $     7,118
                                                                          ===========    ===========

See accompanying notes to unaudited condensed financial statements.

                           GENOVESE DRUG STORES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. The condensed balance sheet as of November 6, 1998, the condensed statements of income for the twelve and forty week periods ended November 6, 1998 and November 7, 1997 and the condensed statements of cash flows for the forty week periods ended November 6, 1998 and November 7, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X by the Company without audit. The balance sheet as of January 30, 1998 was derived from the audited balance sheet included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at November 6, 1998 and for the periods presented have been made.

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

2. The results of operations for the twelve and forty week periods ended November 6, 1998 and November 7, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Merchandise inventory is valued at the lower of cost or market, cost being determined by the last in first out (LIFO) method. LIFO inventory costs are determined at the end of each fiscal year when inflation rates are finalized. Therefore, LIFO inventory costs and cost of merchandise sold for interim periods are estimated and adjusted based on periodic physical inventories. At November 6, 1998 and January 30, 1998, inventories would have been greater by $20,000,000 and $18,400,000, respectively, if they had been valued at replacement costs.

4. On November 24, 1998, the Company announced that it had entered into a definitive agreement under which it will be acquired by J.C. Penney Company, Inc. in an exchange of common stock.

5. On November 22, 1998, the Company's Board of Directors declared a cash dividend of $.07 per common share payable on January 4, 1999 to holders of record as of December 18, 1998.

6. During the forty weeks ended November 7, 1997, the Company sold the assets of its Living Color photo processing plant. Simultaneously with the sale of the processing plant, the company entered into an agreement whereby the Company will outsource all of its out of store photofinishing.

                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

FOR THE TWELVE AND FORTY WEEKS ENDED NOVEMBER 6, 1998
-----------------------------------------------------

Sales increased 8.9% for the third quarter and 8.0% for the forty week period ended November 6, 1998. On a comparable store basis, sales increased 6.5% for the quarter and 5.2% for the year to date. The sales increases were led by pharmacy sales which increased 17.1%, during the quarter and 15.6% for the year to date.

During the third quarter, pharmacy sales represented 44.2% of total sales versus 41.2% in the corresponding period last year. For the forty weeks ended November 6, 1998, pharmacy sales represented 43.4% of total sales versus 40.6% last year.

Cost of merchandise sold, expressed as a percentage of sales, decreased to 71.9% during the third quarter from 72.0% last year. During the forty weeks ended November 6, 1998, cost of goods sold was 72.3% of sales versus 72.2% in the corresponding period last year.

Selling, general and administrative expenses expressed as a percentage of sales decreased to 25.2% from 26.9% during the third quarter and to 25.1% from 26.2% for the forty week period.

Interest expense increased to $1,011,000 from $952,000 during the third quarter and to $3,407,000 from $2,761,000 for the year to date. The increase for the year to date is primarily a result of higher interest rates and higher average borrowings during the first half of the year.

Net income increased to $2,528,000 from $517,000 for the third quarter and $6,975,000 from $3,629,000 for the forty weeks. On a diluted per common share basis, earnings were $.18 versus $.04 for the quarter and $.50 versus $.26 for the year to date.

FINANCIAL CONDITION
-------------------

The Company's operating, investing and financing activities for the forty weeks ended November 6, 1998 resulted in an increase in net cash of $169,000 as follows:

o Operating activities generated $12,340,000, primarily due to cash provided by operations, and an increase in accounts payable and accrued expenses, partially offset by an increase in merchandise inventory.

o Investing activities utilized $12,263,000 for the purchase of property and equipment.

o Financing activities provided $92,000 primarily due to increased bank borrowings and issuance of common stock through the exercise of stock options partially offset by the payment of cash dividends.

Working capital at November 6, 1998 was $58.3 million. The working capital ratio at November 6, 1998 was 1.60 to 1.00 versus 1.59 to 1.00 at January 30, 1998.

The Company maintains a revolving term loan agreement with three banks which allows for aggregate borrowings of $90 million. As of November 6, 1998, the Company had $33 million available under the facility.

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

With respect to its internal systems, the Registrant is taking appropriate steps to remediate the year 2000 issues and does not expect future costs of these efforts to be material. However, the year 2000 readiness of the Registrant's suppliers may vary. While the Registrant does not believe the year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Registrant may be affected by such matters.

This 10-Q contains "forward looking statements" based on the Registrant's current plans and expectations, which involve risk and uncertainties. Actual results or achievements may be materially different. The Registrant's plans and expectations are based on assumptions involving judgements with respect to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. The Registrant's experience under third party prescription reimbursement plans will be subject to industry trends in managed care, and the nature, timing and frequency of amendments, modifications, or expirations of such agreements. Therefore, there can be no assurance that the forward looking statements will prove to be accurate. The Registrant undertakes no obligation to revise its forward looking statements to reflect events or circumstances after the date hereof.

                                     ******

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

The following exhibits are included herein:

(11) Statement Re: Computation of Net Income Per Common Share

There were no reports on Form 8-K filed during the twelve weeks ended November 6, 1998.

Subsequent to the end of the quarter, on November 24, 1998, the Registrant filed a report on Form 8-K announcing that the Registrant had signed a definitive agreement with J.C. Penney Company, Inc. under which J.C. Penney will acquire the Registrant in an exchange of common stock.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GENOVESE DRUG STORES, INC.
                                     --------------------------
                                           (Registrant)

Date: December 14, 1998              By: /s/ Christopher D. Noonan
      -----------------                 ---------------------------------------
                                             Christopher D. Noonan
                                        Vice President & Chief Financial Officer